Form 10-Q
period 2015-06-30
Kibush Capital Corp
filed 2015-08-20
CIK 1614466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-55256

Kibush Capital Corp.
(Exact Name of Small Business Issuer as specified in its charter)

Nevada

(State or other Jurisdiction of Incorporation or Organization)

c/o McGee Law Firm, LLC

5635 N. Scottsdale Road, Ste 170

Scottsdale, Arizona 85250

(Address of principal executive offices)

+(61) 398464288

(Issuer’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES ☐ NO ☒ *the issuer has been subject to the filing requirements for less than 30 days.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of August 17, 2015, there were 77,399,187 shares of the registrant’s common stock outstanding.

CAUTIONARY NOTE REGARDING EXPLORATION STAGE STATUS

We are considered an “exploration stage” company under the U.S. Securities and Exchange Commission (“SEC”) Industry Guide 7, Description of Property by Issuers Engaged or to be Engaged in Significant Mining Operations (“Industry Guide 7”), because we do not have reserves as defined under Industry Guide 7. Reserves are defined in Guide 7 as that part of a mineral deposit which can be economically and legally extracted or produced at the time of the reserve determination. The establishment of reserves under Guide 7 requires, among other things, certain spacing of exploratory drill holes to establish the required continuity of mineralization and the completion of a detailed cost or feasibility study.

Because we have no reserves as defined in Industry Guide 7, we have not exited the exploration stage and continue to report our financial information as an exploration stage entity as required under Generally Accepted Accounting Principles (“GAAP”). Although for purposes of FASB Accounting Standards Codification Topic 915, Development Stage Entities, we have exited the development stage and no longer report inception to date results of operations, cash flows and other financial information, we will remain an exploration stage company under Industry Guide 7 until such time as we demonstrate reserves in accordance with the criteria in Industry Guide 7.

Because we have no reserves, we have and will continue to expense all mine construction costs, even though these expenditures are expected to have a future economic benefit in excess of one year. We also expense our reclamation and remediation costs at the time the obligation is incurred. Companies that have reserves and have exited the exploration stage typically capitalize these costs, and subsequently amortize them on a units-of-production basis as reserves are mined, with the resulting depletion charge allocated to inventory, and then to cost of sales as the inventory is sold. As a result of these and other differences, our financial statements will not be comparable to the financial statements of mining companies that have established reserves and have exited the exploration stage.

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, Financial Statements and Notes to Financial Statements contains forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions. All forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. If any underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or intended.

2

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

June 30, 2015

CONTENTS

Condensed Consolidated Balance Sheets	4
Condensed Consolidated Statements of Operations	5
Condensed Consolidated Statements of Cash Flows	6
Notes to Condensed Consolidated Financial Statements	7

INTERIM CONSOLIDATED BALANCE SHEETS

	June 30,	September 30,
	2015	2014
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$5,725	110,152
Prepaid expenses and other current assets	-	6,035
Total current assets	5,725	116,187

Property and equipment, net	51,131	79,594
Investment in unconsolidated Joint Venture/Mining Rights	8,000,000	8,000,000
Investment in Angel Jade	3,554,015	0
Other assets	20,119	499
Deposits Paid	10,494	0
	-
Total assets	$11,641,484	$8,196,280

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$12,234	2,957
Accrued expenses	61,643	354,685
Promissory notes payable	106,978	0
Convertible notes payable, net of discounts of $80,434 and $3,099, respectively	182,166	108,292
Loan from related party	629,269	446,799
Derivative liabilities	514,139	752,997
Deposits	155,300	80,000
Shares to be Issued - Five Arrows	-	-

Total current liabilities	1,661,728	1,745,730

Stockholders’ deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; Series A 3,000,000 shares issued and outstanding at June 30, 2015 and September 30, 2014, respectively	3,000	3,000
Common stock, $0.001 par value; 500,000,000 shares authorized at June 30, 2015 and September 30, 2014, respectively; 53,837,485 and 563,485 shares issued and outstanding at June 30, 2015 and September 30, 2014, respectively	230,414	53,337
Additional paid-in capital	20,258,823	16,454,962
Accumulated deficit	(10,457,840)	(10,225,051)
Accumulated other comprehensive income	-	55,022
Total stockholders' deficit, including non-controlling interest	10,034,397	(26,341,770)
Non-Controlling interest	(54,641)	108,780
Total stockholders’ deficit	9,979,756	(6,450,550)
Total liabilities and stockholders’ deficit	$11,641,484	$8,196,280

CONSOLIDATED STATEMENT OF OPERATIONS

	Quarter ended June 30,	Quarter ended June 30,	9 months ended June 30,	9 months ended June 30,
	2015	2014	2015	2014

Net revenues	$-	$-	$-	$5,571
Cost of sales	-	-	-	-
Gross profit	-	-	-	5,571

Operating expenses:
Research and development	-	-	-	35,496
General and administrative
General and administrative	194,589	150,951	641,128	513,779
Total operating expenses	194,589	150,951	641,128	549,275
Loss from operations	(194,589)	(150,951)	(641,128)	(543,704)

Other income (expense):
Interest income	-	-	-	11
Interest expense	(60,197)	(120,880)	(359,416)	(280,763)
Other income	-	-	-	-
Change in fair value of derivative liabilities	205,457	-	215,911	-
Total other expense, net	145,260	(120,880)	(143,505)	(280,752)
Loss before provision for income taxes	(49,329)	(271,831)	(784,633)	(824,456)
Provision for income taxes	-	-	-	-
Net loss from operations	(49,329)	(271,831)	(784,633)	(824,456)
Less: Loss attributable to non-controlling interest	16,772	4,684	54,641	4,684
Net loss attributable to Holding Company	$(32,557)	$(267,147)	$(729,992)	$(819,772)

Basic and diluted loss per common share	$(0.00)	$(0.01)	$(0.02)	$(0.02)

Weighted average common shares outstanding basic and diluted	36,026,011	36,026,011	36,026,011	36,026,011

CONSOLIDATED STATEMENT OF CASH FLOWS

	9 months ended June 30	9 months ended June 30,
	2015	2014
Operating Activities:
Net loss	$(729,992)	$(740,168)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,017
Amortization of debt discount	319,266	273,458
Interest expense related to fair value of derivative instruments granted		380,274
Change in fair value of derivative instruments	(215,911)	-
Stock based payments		-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	6,035	6,035
Others asset	499	499
Accounts payable	9,277	(2,957)
Accrued expenses	(375,000)	50,618
Accrued interest	(38,287)	17,616
Deposits	75,300	30,116
Net cash used in operating activities	(945,796)	15,491

Investing Activities:
Investment in Angel Jade	(3,554,015)	(54,015)
Purchase of property and equipment	41,455	(54,003)
Net cash used in investing activities	(3,512,560)	(108,018)

Financing Activities:
Proceeds from issuance of convertible debt, net of debt discounts	-	-
Repayment of loan from related party	-	-
Proceeds from related party loans, net of debt discounts	4,397,439	94,667
Net cash provided by financing activities	4,397,439	94,667
Effective of exchange rates on cash	64,170
Net change in cash	(60,917)	2,140
Cash, beginning of year	2,472	332
Cash, end of year	$5,725	$2,472

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10/A for the year ended September 30, 2014. The results of operations for the three-month period ended June 30, 2015 are not necessarily indicative of the operating results for the full year.

Basis of Presentation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

The consolidated financial statements of the Company include the accounts of the Company, and all entities in which a direct or indirect controlling interest exists through voting rights or qualifying variable interests. All intercompany balances and transactions have been eliminated in the consolidated financial statements.

Change in Fiscal Year End

The Board of Directors of the Company approved on September 14, 2014, a change in the Company’s fiscal year end from December 31 to September 30 of each year.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at September 30, 2014, the Company has an accumulated deficit of $10,225,051 and $10,457,840 as of June 30, 2015 and has not earned sufficient revenues to cover operating costs since inception and has a working capital deficit. The Company intends to fund its mining exploration through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue mining exploration and execution of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Functional and Reporting Currency

The consolidated financial statements are presented in U.S. Dollars. The Company’s functional currency is the U,S, Dollar. The functional currency of Angel Jade is the Australian dollar. Assets and liabilities are translated using the exchange rate on the respective balance sheet dates. Items in the income statement and cash flow statement are translated into U.S. Dollars using the average rates of exchange for the periods involved. The resulting translation adjustments are recorded as a separate component of other comprehensive income/(loss) within stockholders’ equity.

The functional currency of foreign entities is generally the local currency unless the primary economic environment requires the use of another currency. Gains or losses arising from the translation or settlement of foreign-currency-denominated monetary assets and liabilities into the functional currency are recognized in the income in the period in which they arise. However, currency differences on intercompany loans that have the nature of a permanent investment are accounted for as translation differences as a separate component of other comprehensive income/(loss) within stockholders’ equity.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the principal accounting policies are set out below:

Cash

The Company maintains its cash balances in interest and non-interest bearing accounts which do not exceed Federal Deposit Insurance Corporation limits.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Kibush Capital and Instacash. All intercompany accounts and transactions have been eliminated.

Other Comprehensive Income and Foreign Currency Translation

FASB ASC 220-10-05, Comprehensive Income, establishes standards for the reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. Comprehensive income is defined to include all changes in equity except those resulting from investments by owners and distribution to owners.

The accompanying consolidated financial statements are presented in United States dollars.

Reclassifications

Reclassifications have been made to prior year consolidated financial statements in order to conform the presentation to the statements as of and for the period ended September 30, 2014.

On June 10, 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915) - Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) in its entirety from current accounting guidance. The Company has elected early adoption of this new standard.

Use of Estimates

The preparation of financial statements in conformity with Generally Accepted Accounting Principles in the United States of America (“GAAP”) requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, recoverability of long-lived assets, valuation and useful lives of intangible assets, valuation of derivative liabilities, and valuation of common stock, options, warrants and deferred tax assets. Actual results could differ from those estimates.

Non-Controlling Interests

Investments in associated companies over which the Company has the ability to exercise significant influence are accounted for under the consolidation method, after appropriate adjustments for intercompany profits and dividends.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." It requires an acquirer to recognize, at the acquisition date, the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their full fair values as of that date. In a business combination achieved in stages (step acquisitions), the acquirer will be required to re-measure its previously held equity interest in the acquiree at its acquisition-date fair value and recognize the resulting gain or loss in earnings. The acquisition-related transaction and restructuring costs will no longer be included as part of the capitalized cost of the acquired entity but will be required to be accounted for separately in accordance with applicable generally accepted accounting principles. U.S. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

A non-controlling interest in a subsidiary is an ownership interest in a consolidated entity that is reported as equity in the consolidated financial statements and separate from the Company’s equity. In addition, net income/(loss) attributable to non-controlling interests is reported separately from net income attributable to the Company in the consolidated financial statements. The Company’s consolidated statements present the full amount of assets, liabilities, income and expenses of all of our consolidated subsidiaries, with a partially offsetting amount shown in non-controlling interests for the portion of these assets and liabilities that are not controlled by us.

For our investments in affiliated entities that are included in the consolidation, the excess cost over underlying fair value of net assets is referred to as goodwill and reported separately as “Goodwill” in our accompanying consolidated balance sheets. Goodwill may only arise where consideration has been paid.

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Plant equipment	2 to 15 years
Computer and software	1 to 2 years
Office equipment	3 to 10 years
Building improvements	20 years

Maintenance and repairs are charged to expense as incurred. Renewals and improvements of a major nature are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gains or losses are reflected in the consolidated statement of operations.

Impairment of Long-Lived Assets

In accordance with FASB ASC 360-10-5, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. The Company uses its best judgment based on the current facts and circumstances relating to its business when determining whether any significant impairment factors exist. The Company considers the following factors or conditions, among others, that could indicate the need for an impairment review:

•	Significant under performance relative to expected historical or projected future operating results;
•	Significant changes in its strategic business objectives and utilization of the assets;
•	Significant negative industry or economic trends, including legal factors;

If the Company determines that the carrying values of long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company’s management performs an undiscounted cash flow analysis to determine if impairment exists. If impairment exists, the Company measures the impairment based on the difference between the asset’s carrying amount and its fair value, and the impairment is charged to operations in the period in which the long-lived asset impairment is determined by management.

The carrying value of the Company’s investment in Joint Venture contract with leaseholders of certain Mining Leases in Papua New Guinea represents its ownership, accounted for under the equity method. The ownership interest is not adjusted to fair value on a recurring basis. Each reporting period the Company assesses the fair value of the Company’s ownership interest in Joint Venture in accordance with FASB ASC 325-20-35. Each year the Company conducts an impairment analysis in accordance with the provisions within FASB ASC 320-10-35 paragraphs 25 through 32.

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash, accounts payable and accrued expenses approximate their estimated fair values due to the short-term maturities of those financial instruments. The Company believes the carrying amount of its notes payable approximates its fair value based on rates and other terms currently available to the Company for similar debt instruments

Beneficial Conversion Features of Debentures

In accordance with FASB ASC 470-20, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, we recognize the advantageous value of conversion rights attached to convertible debt. Such rights give the debt holder the ability to convert debt into common stock at a price per share that is less than the trading price to the public on the day the loan is made to us. The beneficial value is calculated as the intrinsic value (the market price of the stock at the commitment date in excess of the conversion rate) of the beneficial conversion feature of debentures and related accruing interest is recorded as a discount to the related debt and an addition to additional paid in capital. The discount is amortized over the remaining outstanding period of related debt using the interest method.

Derivative Financial Instruments

We apply the provisions of FASB ASC 815-10, Derivatives and Hedging (“ASC 815-10”). Derivatives within the scope of ASC 815-10 must be recorded on the balance sheet at fair value. During the year ended September 30, 2014, the Company issued convertible debt and recorded derivative liabilities related to a reset provision associated with the embedded conversion feature of the convertible debt. The Company computed the fair value of these derivative liabilities on the grant date and various measurement dates using the Black-Scholes pricing model. Due to the reset provisions within the embedded conversion feature, the Company determined that the Black-Scholes pricing model was the most appropriate for valuing these instruments.

In applying the Black-Scholes valuation model, the Company used the following assumptions during the year ended September 30, 2014:

For the year ended
September 30, 2014
Annual dividend yield	-
Expected life (years)	0.50 - 1.00
Risk-free interest rate	0.03% - 0.13%
Expected volatility	210.12.% - 400.48%

The inputs used to measure fair value fall in different levels of the fair value hierarchy, a financial security’s hierarchy level is based upon the lowest level of input that is significant to the fair value measurement.

The Company determines the fair value of its derivative instruments using a three-level hierarchy for fair value measurements which these assets and liabilities must be grouped, based on significant levels of observable or unobservable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. This hierarchy requires the use of observable market data when available. These two types of inputs have created the following fair-value hierarchy:

Level 1 - Valuation based on unadjusted quoted market prices in active markets for identical securities. Currently, the Company does not have any items as Level 1.

Level 2 - Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. Currently, the Company does not have any items classified as Level 2.

Level 3 - Valuations based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment. The Company used the Black-Scholes option pricing models to determine the fair value of the instruments.

The following table presents the Company’s embedded conversion features of its convertible debt measured at fair value on a recurring basis as of September 30, 2014 and as of June 30, 2015:

	Carry Value at	Carry Value at
	June 30,	September 30,	September 30,
	2015	2014	2013

Derivative liabilities: Embedded conversion features - notes	$514,139	$752,997	$-

Total derivative liability	$514,139	$-	$-

		For the year ended
	June 30,	September 30,	September 30,
	2015	2014	2013

Change in fair value included in other income (expense), net	99,587	(92,382)	$-

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs:

	For the year ended	For the year ended
	June 30,	September 30,
	2015	2014	2013
Embedded Conversion
Features - Notes:
Balance at beginning of year	$673,788	$-	$-
Change in derivative liabilities	$(259,506)	$845,379
Net change in fair value included in net loss	99,857	(92,382)	-
Ending balance	$514,139	$752,997	$-

The Company re-measures the fair values of all of its derivative liabilities as of each period end and records the net aggregate gain/loss due to the change in the fair value of the derivative liabilities as a component of other expense, net in the accompanying consolidated statement of operations. During the years ended September 30, 2014 and 2013, the Company recorded a net increase (decrease) to the fair value of derivative liabilities balance of $ (92,382) and $ 0, respectively.

Loss per Share

The Company applies FASB ASC 260, "Earnings per Share." Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive.

Income Taxes

Income taxes are accounted for in accordance with ASC Topic 740, “Income Taxes.” Under the asset and liability method, deferred tax assets and liabilities are recognized for the future consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (temporary differences). Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. Valuation allowances for deferred tax assets are established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Mineral Property, Mineral Rights (Claims) Payments and Exploration Costs

Pursuant to EITF 04-02, “Whether Mineral Rights are Tangible or Intangible Assets and Related Issues”, the Company has an accounting policy to capitalize the direct costs to acquire or lease mineral properties and mineral rights as tangible assets. The direct costs include the costs of signature (lease) bonuses, options to purchase or lease properties, and brokers’ and legal fees. If the acquired mineral rights relate to unproven properties, the Company does not amortize the capitalized mineral costs, but evaluates the capitalized mineral costs periodically for impairment. The Company expenses all costs related to the exploration of mineral claims in which it had secured exploration rights prior to establishment of proven and probable reserves.

Research and Development

Research and development costs are recognized as an expense in the period in which they are incurred. The Company incurred research and development costs expensed for the year ended September 30, 2014 and 2013 of $0 and $31,408, respectively. Research and development costs included market research for the supply and distribution of Australian Single Malt Whiskey in the United States, research into South Africa diamond tailing dumps and research into gold mining exploration in Papua New Guinea.

Recent Accounting Pronouncements

New accounting standards

Development State Entities. In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update 2014-10 - Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation ("ASU 2014-10"). The amendments in this update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. For other entities, the amendments are effective for annual reporting periods beginning after December 15, 2014, and interim reporting periods beginning after December 15, 2015.

Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). Upon adoption, entities will no longer present or disclose any information required by Topic 915.

The Company has early adopted ASU 2014-10 commencing with its financial statements for the year ended September 30, 2014 and subsequent periods.

Accounting standards to be adopted in future periods

In May 2014, the Financial Accounting Standards Board (FASB) issued an Accounting Standards Update (ASU) which provides guidance for accounting for revenue from contracts with customers. The core principle of this ASU is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration the entity expects to be entitled in exchange for those goods or services.

To achieve that core principle, an entity would be required to apply the following five steps: 1) identify the contract(s) with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations in the contract; and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted.

Entities will have the option to apply the final standard retrospectively or use a modified retrospective method, recognizing the cumulative effect of the ASU in retained earnings at the date of initial application. An entity will not restate prior periods if it uses the modified retrospective method, but will be required to disclose the amount by which each financial statement line item is affected in the current reporting period by the application of the ASU as compared to the guidance in effect prior to the change, as well as reasons for significant changes. The Company will adopt the updated standard in the first quarter of 2017. The Company is currently evaluating the impact that implementing this ASU will have on its financial statements and disclosures, as well as whether it will use the retrospective or modified retrospective method of adoption.

Company management do not believe that the adoption of recently issued accounting pronouncements will have a significant impact on the Company's financial position, results of operations, or cash flows.

NOTE 3 - MINERAL RIGHTS

The Company owns interests in the following entities which was recorded at our direct cost measured at fair market value to acquire our interest in these properties.

	Investment	Ownership %

Aqua Mining (PNG)	8,000,000	90%

Angel Jade Pty Ltd	3,554,015	70%

NOTE 4 - PROPERTY AND EQUIPMENT

	June 30,	September 30,
	2015	2014	2013

Building and Improvements	$-	$70,665	$-
Plant Equipment	3,724	19,133	-
Computer Equipment	-	6,274	3,990
Office Equipment	-	504	-
Motor Vehicle	50,424	-	-
	54,148	96,576	3,990
Less accumulated depreciation	(3,017)	(16,982)	(3,990)
	$51,131	$79,594	$-

Depreciation expense was approximately $12,992 and $3,990 for the years ended September 30, 2014 and 2013, respectively and $3,017 for the quarter ended June 30, 2015.

NOTE 5 - CONVERTIBLE NOTES PAYABLE

	June 30, 2015
	Note Face Amount	Debt Discount	Net Amount of Note

2011 Note	$22,166	$-	$22,166
2012 Note	48,000	-	48,000
2013 Note	12,000	-	12,000
2014 Note	100,000	-	100,000
Total	$182,166	$-	$182,166

	September 30, 2014
	Note Face Amount	Debt Discount	Net Amount of Note

2011 Note	$28,726	$-	$28,726
2012 Note	48,000	-	48,000
2013 Note	12,000	-	12,000
2014 Note	100,000	(80,434)	19,566
Total	$188,726	$(80,434)	$108,292

2011 Note

On May 1, 2011, the Company issued a 2.00% Convertible Note due April 30, 2012 with a principal amount of $32,000 (the "2011 Note") for cash. Interest on the 2011 Note is accrued annually effective from May 1, 2011 forward. The 2011 Note is unsecured and repayable on demand. The 2011 Note is senior in right to all existing and future indebtedness which is subordinated by its terms and at the option of the Lender, the principal along with any accrued interest may be converted in whole or part into Common Stock at a price of $0.001.

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of September 30, 2014 and September 30, 2013 is $28,726 and $32,000 respectively. As of September 30, 2014 and September 30, 2013, the note has been discounted by $0. The face amount of the outstanding note as of June 30, 2015 is $22,166. As of June 30, 2015, the note has been discounted by $0.

2012 Note

On January 2, 2012, the Company issued a 2.00% Convertible Note due January 1, 2013 with a principal amount of $48,000 (the "2012 Note") for cash. Interest on the 2012 Note is accrued annually effective from January 2, 2012 forward. The 2012 Note is unsecured and repayable on demand. The 2012 Note is senior in right to all existing and future indebtedness which is subordinated by its terms and at the option of the Lender, the principal along with any accrued interest may be converted in whole or part into Common Stock at a price of $0.001.

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of June 30, 2015 is $48,000 respectively. As of June 30, 2015, the note has been discounted by $0.

2013 Note

On January 3, 2013, the Company issued a 2.00% Convertible Note due January 2, 2014 with a principal amount of $12,000 (the "2013 Note") for cash. Interest on the 2013 Note is accrued annually effective from January 3, 2013 forward. The 2013 Note is unsecured and repayable on demand. The 2013 Note is senior in right to all existing and future indebtedness which is subordinated by its terms and at the option of the Lender, the principal along with any accrued interest may be converted in whole or part into Common Stock at a price of $0.001.

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of June 30, 2015 is $12,000. As of June 30, 2015 the note has been discounted by $0.

2014 Note

On August 25, 2014, the Company issued two 12.00% Convertible Promissory Note due February 25, 2015 with a principal amount of $50,000 each (the "2014 Note") for cash. Interest on the 2014 Note is accrued annually effective from August 25, 2014 forward. The 2014 Note is unsecured.

The notes are convertible at a conversion price the lesser of (a) $0.25 per share, or (b) the price per share as reported on the Over-the-Counter Bulletin Board on the conversion date. The Note Holders also received Warrants to purchase an aggregate of 800,000 shares of our common stock at an initial exercise price of $0.25 per share. Each of the Warrants has a term of five (5) years.

The embedded conversion feature of the 2014 Notes and Warrants were recorded as derivative liabilities in accordance with relevant accounting guidance due to the variable conversion price of the 2014 Notes. The fair value on the grant date of the embedded conversion feature of the convertible debt was $145,362 as computed using the Black-Scholes option pricing model.

The Company established a debt discount of $100,000, representing the value of the embedded conversion feature inherent in the convertible debt and warrant, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2014, the Company recorded amortization of the debt discount of $19,566. The balance of the debt discount was $80,434 at September 30, 2014. For the year ended June 30, 2015, the Company recorded amortization of the debt discount of $0. The balance of the debt discount was $15,465 at June 30, 2015.

NOTE 6 - LOAN FROM RELATED PARTY

The Loan from related party - unsecured comprise of a five year loan agreement dated July 15, 2011 for $150,000 AUD loan from Hancore Pty LTD, and a $230,000 AUD loan dated September 30, 2014 from Warren Sheppard (President). The Hancore loan is unsecured and has a 20 percent per annum interest rate. The (President) note is unsecured and is interest free. Both the Hancore and President notes were issued in Australian dollars and were converted into U.S. dollars for reporting purposes.

Convertible Notes Issued to the President and Director of Kibush Capital Corporation:

	September 30, 2014
	Note face amount	Debt Discount	Net amount of note

Loan from related party	$366,816	$(259,937)	$106,879
Total	$366,816	$(259,937)	$106,879

On March 31, 2014, the Company issued a 12.50% Convertible Promissory Note due March 31, 2015 with a principal amount of $157,500 (the "March 2014 Note") for cash. Interest on the March 2014 Note is accrued annually effective from March 31, 2014 forward. The March 2014 Note is unsecured. The note is convertible into common stock at a price of 50 percent of the average closing bid price, determined on the then current trading market for the ten business days prior to the conversion date.

The embedded conversion feature of the March 2014 Notes was recorded as derivative liabilities in accordance with relevant accounting guidance due to the variable conversion price of the March 2014 Notes. The fair value on the grant date of the embedded conversion feature of the convertible debt was $305,039 as computed using the Black-Scholes option pricing model.

The Company established a debt discount of $157,500, representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2014, the Company recorded amortization of the debt discount of $78,966. The balance of the debt discount was $78,534 at September 30, 2014. As of June 30, 2015, the balance of the debt discount was $0.

On June 30, 2014, the Company issued a 12.50% Convertible Promissory Note due June 30, 2015 with a principal amount of $110,741 (the "June 2014 Note") for cash. Interest on the June 2014 Note is accrued annually effective from June 30, 2014 forward. The June 2014 Note is unsecured. The note is convertible into common stock at a price of 50 percent of the average closing bid price, determined on the then current trading market for the ten business days prior to the conversion date.

The embedded conversion feature of the June 2014 Note was recorded as derivative liabilities in accordance with relevant accounting guidance due to the variable conversion price of the June 2014 Note. The fair value on the grant date of the embedded conversion feature of the convertible debt was $213,207 as computed using the Black-Scholes option pricing model.

The Company established a debt discount of $110,741 representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2014, the Company recorded amortization of the debt discount of $27,913. The balance of the debt discount was $82,828 at September 30, 2014. As of June 30, 2015, the balance of the debt discount was $0.

On September 30, 2014, the Company issued a 12.50% Convertible Promissory Note due September 30, 2015 with a principal amount of $98,575 (the "September 2014 Note") for cash. Interest on the September 2014 Note is accrued annually effective from September 30, 2014 forward. The September 2014 Note is unsecured. The note is convertible into common stock at a price of 50 percent of the average closing bid price, determined on the then current trading market for the ten business days prior to the conversion date.

The embedded conversion feature of the September 2014 Notes was recorded as derivative liabilities in accordance with relevant accounting guidance due to the variable conversion price of the September 2014 Note. The fair value on the grant date of the embedded conversion feature of the convertible debt was $181,771 as computed using the Black-Scholes option pricing model.

The Company established a debt discount of $98,575 representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2014, the Company recorded amortization of the debt discount of $0. The balance of the debt discount was $98,575 at September 30, 2014. As of June 30, 2015, the balance of the debt discount was $15,465.

As of September 30, 2014 and 2013, cumulative interest of $96,579 and $0 respectively, has been accrued on these notes.

The Company established a debt discount of $61,273 representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the quarter ended June 30, 2015, the Company recorded amortization of the debt discount of $0. The balance of the debt discount was $15,465 at June 30, 2015.

NOTE 7 - STOCKHOLDER’S DEFICIT

Common Stock

On August 22, 2013, the Company's Board authorized a 225:1 reverse stock split. All share and per share data in the accompanying financial statements and footnotes has been adjusted retrospectively for the effects of the stock split.

On October 12, 2013, the Company issued by directors resolution, 10,000,000 shares of newly issued common stock for the purchase of a Memorandum of Understanding (dated September 2, 2013) from a related company (Five Arrows Limited); which gave Kibush Capital Corporation the right to acquire 80% ownership in Instacash Pty Ltd, an Australian Currency Services provider, and corporate trustee of the Instacash Trust. As this transaction was with a related party, the value was recorded at the par value of the stock i.e. $0.001 per share of common stock.

Between October 23, 2013 and September 30, 2014, the Company issued a total of 3,274,000 shares of common stock upon the requests from convertible note holders to convert principal totaling $3,274 into the Company’s common stock based on the terms set forth in the loans. The conversion rate was $0.001.

On February 28, 2014, the Company issued by director’s resolution, 40,000,000 shares of newly issued common stock to conclude a Assignment and Bill of Sale (dated February 14, 2014) from a related company (Five Arrows Limited); which gave Kibush Capital Corporation the right to enter into a Joint Venture contract with the leaseholders of certain Mining Leases in Papua New Guinea. As this transaction was with a related party, the value was recorded at par value of the stock i.e. $0.001 per share of common stock.

Between November 1, 2014 and March 31, 2015, the Company issued a total of 4,560,000 shares of common stock upon the requests from convertible note holders to convert principal totaling $3,274 into the Company’s common stock based on the terms set forth in the loans. The conversion rate was $0.001.

Preferred Stock

Preferred stock includes 50,000,000 shares authorized at $0.001 par value, of which 10,000,000 have been designated Series A. 3,000,000 Series A are issued and outstanding as of September 30, 2014 and June 30, 2015.

NOTE 8 - RELATED PARTY TRANSACTIONS

Details of transactions between the Corporation and related parties are disclosed below.

The following transactions were carried out with related parties:

	June 30,	September 30,	September 30,
	2015	2014	2013

Loan from related party - unsecured loan (a)	$629,269	$339,920	$-
Convertible loans (b)	182,166	366,816	-
Loan from related party	$811,435	$706,736	$-

(a) From time to time, the president and stockholder of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

(b) See Note 6 for details of Convertible notes.

(c) On April 29, 2015, the Company issued 3,001,702 shares of its common stock to Warren Sheppard (previously authorized by for issuance by the company on December 10, 2014) pursuant to his employment agreement.

(d) Between April 1, 2015 and June 24, 2015, the Company issued a total of 4,000,000 shares of common stock upon the requests from convertible note holders to convert principal totaling $4,000 into the Company’s common stock based on the terms set forth in the loans. The conversion rate was $0.001.

NOTE 9 - BUSINESS COMBINATIONS

Set out below are the controlled and non-controlled members of the group as of June 30, 2015, which, in the opinion of the directors, are material to the group. The subsidiaries as listed below have share capital consisting solely of ordinary shares, which are held directly by the Company; the country of incorporation is also their principal place of business.

Name of Entity	Country of Incorporation	Acquisition Date	Voting Equity Interests	Nature of Relationship

Papua New Guinea Alluvial Gold Mining Venture	Papua New Guinea	28-Feb-2014	70%	Note 1

Note 1: On February 14, 2014, the Company entered into an Assignment and Bill of Sale with Five Arrows Limited (“Five Arrows”) pursuant to which Five Arrows agreed to assign to the Company all of its right, title and interest in two 50 ton per hour trammels, one 35 ton excavator, a warehouse/office, a concrete processing apron and four 35 ton per hour particle concentrators for use in our mining exploration. In consideration, the Company issued 40,000,000 shares of its common stock to Five Arrows. On February 28, 2014, the Company entered into a joint venture agreement with the holders of alluvial gold mining leases (“Leaseholders”) of Mining Leases covering approximately 26 hectares located at Koranga in Wau, Morobe Province, Papua, New Guinea for gold mining exploration (“Joint Venture Agreement”). The Joint Venture Agreement entitles the leaseholders to 30% and the Company to 70% of net profits from the joint venture. The Company will manage and carry out mining exploration at the site, including entering into contracts with third parties and subcontractors (giving priority to the Leaseholders and their relatives and the local community for employment opportunities and spin-off business) at its cost, and all assets, including equipment and structures built on the site, will be the property of the Company. The Leaseholders and the Company will each contribute 1% from their share of net profits to a trust account for landowner and government requirements.

This joint venture is not consolidated since the Company does not control, through voting rights or other means, the joint venture. See Note 2 regarding the Company's policy on consolidation.

NOTE 10 - SUBSEQUENT EVENTS

On July 27, 2015, we recently received a 5-year extension for our Mining Lease of ML 296-301 from the Mining Resource Authority in Papua New Guinea. ML 296-301 is part of the Koranga Joint Venture and is controlled by our subsidiary Aqua Mining.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

Cautionary Notice Regarding Forward Looking Statements

The information contained in Item 2 contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

This filing contains a number of forward-looking statements which reflect management’s current views and expectations with respect to our business, strategies, products, future results and events, and financial performance. All statements made in this filing other than statements of historical fact, including statements addressing operating performance, events, or developments which management expects or anticipates will or may occur in the future, including statements related to distributor channels, volume growth, revenues, profitability, new products, adequacy of funds from operations, statements expressing general optimism about future operating results, and non-historical information, are forward looking statements. In particular, the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “may,” variations of such words, and similar expressions identify forward-looking statements, but are not the exclusive means of identifying such statements, and their absence does not mean that the statement is not forward-looking. These forward-looking statements are subject to certain risks and uncertainties, including those discussed below. Our actual results, performance or achievements could differ materially from historical results as well as those expressed in, anticipated, or implied by these forward-looking statements. We do not undertake any obligation to revise these forward-looking statements to reflect any future events or circumstances.

Readers should not place undue reliance on these forward-looking statements, which are based on management’s current expectations and projections about future events, are not guarantees of future performance, are subject to risks, uncertainties and assumptions (including those described below), and apply only as of the date of this filing. Our actual results, performance or achievements could differ materially from the results expressed in, or implied by, these forward-looking statements. Factors which could cause or contribute to such differences include, but are not limited to, the risks to be discussed in our Annual Report on Form 10-K and in the press releases and other communications to shareholders issued by us from time to time which attempt to advise interested parties of the risks and factors which may affect our business. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events, or otherwise.

Overview

Kibush Capital Corp. (the “Company”, “We”, or “Us”) is an exploration stage company as defined by the Security and Exchange Commission’s (“SEC”) Industry Guide 7 as the Company has no established reserves as required under the Industry Guide 7. The Company is undertaking mineral exploration activities in Australia and Papua New Guinea. Our business is currently comprised two subsidiaries Aqua Mining and Angel Jade. Our Aqua Mining subsidiary is active in mineral exploration in Papua New Guinea were we are primarily targeting gold exploration. Our Angel Jade subsidiary is active in mineral exploration in New South Wales, Australia where we are primarily targeting jade exploration. In addition, on June 12, 2015, the Company agreed to takeover management of Paradise Gardens (PNG) Ltd., a timber logging and processing company in Papua New Guinea, as discussed further in Part II, Item 5.

Plan of Operations

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Presently, the Company does not have sufficient funds, without additional equity or debt financing to support operations for the next fiscal year. There is presently no commitment to provide any further funding to the Company. Given our current lack of liquidity and difficulty in obtaining debt from traditional banking sources, we will focus future fund raising on the sale of our equity securities. There can be no assurance that we will be successful at raising additional capital and without additional capital, we will not be able to expand operations and reach long term profitability.

Results of Operations

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

During the three months ended June 30, 2015, we recognized no revenue. Likewise, we recognized no revenue during the three months ended June 30, 2014. Our ability to generate income in the future will greatly depend on the success of our mineral exploration activities.

We had a net loss for the three months ended June 30, 2015, of $32,557 and a net loss of $267,147 for the three months ended June 30, 2014. The loss for the quarter ended June 30, 2015 was less than the loss which occurred during the same quarter in 2014, primarily due to decreases in interest expense and reductions in expenses associated with our derivative liability. However, our general and administrative expenses did increase by $43,638 for the quarter ended June 30, 2015.

We will need additional capital to expand operations and anticipate seeking both debt and equity capital in 2015. Additionally, as our exploration activities are in their infancy and since such activity may be speculative in nature, it is difficult to predict our ability to generate sufficient revenue to generate positive cash flows. Currently our biggest expenses are related to general and administrative costs are Wages for Personnel. We anticipate these expenses will remaining constant during 2015; however, that could change based upon market conditions.

Nine Months Ended June 30, 2015 Compared to Nine Months Ended June 30, 2014

During the nine months ended June 30, 2015, we recognized no revenues. We recognized $5,571 in revenue during the nine months ended June 30, 2014. Our income associated with the nine months ended June 30, 2014 is attributable to our former subsidiary Instacash which was sold by the Company on February 28, 2015. The Company is exclusively focused on mining exploration. As such, our ability to generate income in the future will greatly depend on the success of our mineral exploration activities.

We had a net loss for the nine months ended June 30, 2015, of $729,992 and a net loss of $819,772 for the nine months ended June 30, 2014. Our loss for the nine months ended June 30, 2015 was less than our loss which occurred during the same period in 2014, primarily due to costs associated with the Site Surveys and Testing at Koranga have been completed in 2014, no further testing work was required to lodge the 296-301 Application.

Liquidity and Capital Resources

As of June 30, 2015, the Company had only $5,725 cash or cash equivalents on hand. However, as of that date, we had total current assets of $11,621,365 and total current liabilities of $1,677,986 resulting in a working capital of $9,943,397. As of September 30, 2014, the Company had total current assets of $8,196,280 and total current liabilities of $1,745,730 resulting in a working capital of $6,450,550. The increase in working capital arose mainly due to our acquisition of 49% of Aqua Mining Ltd Pty on in May of 2014, our acquisition of 50% of Angel Jade Ltd Pty in October of 2014 and our subsequent increase in ownership of each entity to approximately 90% of Aqua Mining and 69% of Angel Jade. The Company intends to fund its exploration through the sale of its equity securities. However, there can be no assurance that the Company will be successful doing so. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. We currently believe that the Company will need approximately $2,000,000 over the next 12 months to cover our planned mining exploration.

Factors Affecting Future Mineral Exploration Results

We have generated no revenues from mining exploration, since inception. As a result, we have only a limited history upon which to evaluate our future potential performance. Our potential must be considered by evaluation of all risks and difficulties encountered by exploration companies which have not yet established business operations and anticipated results and situations of entering active exploration activities.

The price of gold and silver has experienced an increase in value over the past five years. Beginning in April 2013, the price of gold and silver has experienced a downward swing. A significant permanent drop in the price of gold, silver or other precious metals may have a materially adverse effect on the future results of potential exploration activities of the Company. The costs associated with the recovery of precious metals may also cause a material adverse effect on the financial success of the Company.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the quarter ended June 30, 2015.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that these disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2. UNREGISTERED SALE OF EQUITY SECURITIES.

On April 29, 2015, the Company issued 3,001,702 shares of its common stock to Warren Sheppard (previously authorized by for issuance by the company on December 10, 2014) pursuant to his employment agreement.

Between April 1, 2015 and June 24, 2015, the Company issued a total of 4,000,000 shares of common stock upon the requests from convertible note holders to convert principal totaling $4,000 into the Company's common stock based on the terms set forth in the loans. The conversion rate was $0.001.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

On June 12, 2015, the Company entered into a Management Agreement to undertake the Day to Day Operations of Paradise Gardens (PNG) Ltd., a Timber Logging and Processing company in Port Moresby PNG (“Paradise Gardens”). See Exhibit 10.1 to this Form 10-Q. The Management Agreement was entered into in contemplation of the completion of a Share Sale Agreement whereby the Company would acquire a 90% interest in Paradise Gardens. The Management Agreement allows the Company manage the timber logging operations of Paradise Gardens until the Share Sale Agreement can be completed. A Share Sale Agreement has not yet been consummated by the parties. The Management Agreement may be terminated by either party, but remains in effect at this time. Should the Company enter in to a Share Sale Agreement with Paradise Gardens, it will report the transaction on Form 8-K.

ITEM 6. EXHIBITS.

The following documents are included herein:

Exhibit		Incorporated by reference		Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation	10/A	08/05/15	3.1

3.2	Certificate of Amendment dated 2/4/2005	10/A	08/05/15	3.2

3.3	Articles of Merger	10/A	08/05/15	3.3

3.4	Certificate of Amendment dated 8/22/2013	10/A	08/05/15	3.4

3.5	Amended and Restated Articles dated 7/7/2010	10/A	08/05/15	3.5

3.6	Certificate of Amendment dated 8/22/2013	10/A	08/05/15	3.6

3.7	By-laws	10/A	08/05/15	3.7

4.1	Certificate of Designation dated 4/19/2011	10/A	08/05/15	4.1

10.1	Management Agreement for Paradise Gardens (PNG)				X

21	List of Subsidiaries	10/A	08/05/15	21

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer				X

101.INS	XBRL Instance Document				X

101.DEF	XBRL Taxonomy Extension - Definitions				X

101.LAB	XBRL Taxonomy Extension - Labels				X

101.PRE	XBRL Taxonomy Extension - Presentation				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 17th day of August, 2015.

KIBUSH CAPITAL CORP.

By:	/s/ Warren Sheppard
Warren Sheppard
President, Chief Executive Officer, Chief Financial and Director

