Form 10-Q
period 2015-12-31
Kibush Capital Corp
filed 2016-02-22
CIK 1614466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2015

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-55256

Kibush Capital Corp.

(Exact Name of Small Business Issuer as specified in its charter)

Nevada

(State or other Jurisdiction of Incorporation or Organization)

c/o McGee Law Firm, LLC

5635 N. Scottsdale Road, Ste 170

Scottsdale, Arizona 85250

(Address of principal executive offices)

+(61) 398464288

(Issuer’s telephone number, including area code)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not check if smaller reporting company)	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [  ] NO [X]

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

As of February 15, 2016, there were 77,399,187 shares of the registrant’s common stock outstanding.

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

FORWARD LOOKING STATEMENTS

This Quarterly Report on Form 10-Q, Financial Statements and Notes to Financial Statements contains forward-looking statements that discuss, among other things, future expectations and projections regarding future developments, operations and financial conditions. All forward-looking statements are based on management’s existing beliefs about present and future events outside of management’s control and on assumptions that may prove to be incorrect. If any underlying assumptions prove incorrect, our actual results may vary materially from those anticipated, estimated, projected or intended

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

December 31, 2015

C O N T E N T S

INTERIM CONSOLIDATED BALANCE SHEETS

	December 31, 2015	September 30, 2015
ASSETS
Current assets:
Cash	$4,595	$10,763
Prepaid expenses and other current assets	-	-
Total current assets	4,595	10,763

Property and equipment, net	104,678	48,544
Investment in unconsolidated Joint Venture/Mining Rights	-	-
Other assets	27,988	22,627
Deposits Paid	9,562	9,562
Goodwill on Consolidation	14,000	14,000
Total assets	$160,823	$105,496

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$11,147	$11,147
Accrued expenses	413,401	326,187
Promissory notes payable	34,374	34,374
Convertible notes payable	287,166	182,166
Loan from related party	798,020	679,227
Derivative liabilities	646,202	498,417
Deposits	155,300	155,300
Shares to be Issued - Five Arrows	36,378	36,378
Bank Overdraft	-	-
Total current liabilities	2,381,987	1,923,196

Stockholders’ deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; Series A 3,000,000 shares issued and outstanding at December 31, 2015 and September 30, 2015	3,000	3,000
Common stock, $0.001 par value; 500,000,000 shares authorized at December 31, 2015 and September 30, 2015; 77,399,187 and 77,399,187 shares issued and outstanding at December 31, 2015 and September 30, 2015	77,399	77,399
Additional paid-in capital	9,151,960	9,151,960
Accumulated deficit	(11,385,596)	(10,986,677)
Accumulated other comprehensive income	-	-
Total stockholders’ deficit, including non-controlling interest	(2,153,237)	(1,745,318)
Non-Controlling interest	(67,927)	(63,381)
Total stockholders’ deficit	(2,221,164)	(1,817,699)
Total liabilities and stockholders’ deficit	$160,823	$105,496

CONSOLIDATED STATEMENT OF OPERATIONS

	Quarter ended December 31, 2015	Quarter ended December 31, 2014
Net revenues	$46,327	$-
Cost of sales	-	-
Gross profit	46,327	-

Operating expenses:
Research and development	-	-
General and administrative
General and administrative	277,293	112,613
Total operating expenses	277,293	112,613
Loss from operations	(230,966)	(112,613)

Other income (expense):
Interest income	-	-
Interest expense	(157,274)	(16,955)
Other income	-	-
Change in fair value of derivative liabilities	(15,225)	-
Total other expense, net	(172,499)	(16,955)
Loss before provision for income taxes	(403,465)	(129,568)
Provision for income taxes	-	-
Net loss from operations	(403,465)	(129,568)
Less: Loss attributable to non-controlling interest	4,546	-
Net loss attributable to Holding Company	$(398,919)	$(129,568)

Basic and diluted loss per common share	$(0.01)	$(0.00)
Weighted average common shares outstanding basic and diluted	36,026,011	36,026,011

CONSOLIDATED STATEMENT OF CASH FLOWS

	3 months ended December 31, 2015	3 months ended December 31, 2014
Operating Activities:
Net loss	$(398,919)	$(129,568)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,291	3,354
Amortization of debt discount	132,560	-
Interest expense related to fair value of derivative instruments granted	-	-
Change in fair value of derivative instruments	15,225	-
Stock based payments	-	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	-	-
Others asset	2,980	-
Accounts payable	-	-
Accrued expenses	62,500	-
Accrued interest	87,214	16,955
Deposits	-	5,300
Net cash used in operating activities	(93,221)	(103,959)

Investing Activities:
Goodwill on Consolidation	-	-
Investment in Angel Jade	-	(10,000)
Purchase of property and equipment	(61,160)	(24,473)
Net cash used in investing activities	(61,160)	(34,473)
Financing Activities:
Proceeds from issuance of convertible debt, net of debt discounts	-	-
Repayment of loan from related party	-	-
Proceeds from related party loans, net of debt discounts	159,527	28,611
Effective of exchange rates on cash	(11,314)	-
Net cash provided by financing activities	148,213	28,611
Net change in cash	(6,168)	(109,820)
Cash, beginning of period	10,763	110,152
Cash, end of period	$4,595	$332

KIBUSH CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

for the period SEPTEMBER 30, 2015 and DECEMBER 31, 2015

								Accumulated
						Non		Other
	Common Stock		Preferred Stock		Paid In	Controlling	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Income	Deficit

Balance at September 30, 2014	53,837,485	53,837	3,000,000	3,000	8,494,962	108,780	-10,225,051	55,022	-1,509,450

Discount on convertible promissory note

Repayment of convertible loans @ 0.001 per share of common stock	2,560,000	2,560							2,560

Repayment of convertible loans @ 0.001 per share of common stock	2,000,000	2,000							2,000

Repayment of convertible loans @ 0.001 per share of common stock	2,000,000	2,000							2,000

Common Stock issued – Warren Sheppard	3,001,702	3,002			696,998				700,000

Common Stock issued – Five Arrows	14,000,000	14,000							14,000

Prior Period adjustment – Investment in Aqua Mining					(40,000)				(40,000)

Prior Period adjustment						3	529,486	(55,022)	474,467

Sold subsidiary consolidated reversals						(108,780)			(108,780)
Adjustment of sold subsidiary							(501)		(501)
Exchange rate variation						(928)	2		(926)
Net loss						(62,456)	(1,290,613)		(1,353,069)

Balance at September 30, 2015	77,399,187	77,399	3,000,000	3,000	9,151,960	-63,381	-10,986,677	-	-1,817,699

Net loss						(4,546)	(398,919)		(403,465)

Balance at December 31, 2015	77,399,187	77,399	3,000,000	3,000	9,151,960	-67,927	-11,385,596	-	-2,221,164

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at December 31, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended September 30, 2015. The results of operations for the three-month period ended December 31, 2015 are not necessarily indicative of the operating results for the full year.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at September 30, 2015 and December 31, 2015, the Company had accumulated deficits of $10,986,677 and $11,385,596, respectively. The Company has not earned sufficient revenues to cover operating costs since inception and has a working capital deficit. The Company intends to fund its mining exploration through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue mining exploration and execution of its business plan. While management intends to raise additional funds through public or private placement offerings, the Company might not be successful in its efforts to raise capital.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern, as expressed by our auditor in its audit opinion for the year ended September 30, 2015. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Functional and Reporting Currency

The consolidated financial statements are presented in U.S. Dollars. The Company’s functional currency is the U.S. Dollar. The functional currency of Angel Jade is the Australian dollar. The functional currency of Aqua Mining is the Papua New Guinea Kina. Assets and liabilities are translated using the exchange rate on the respective balance sheet dates. Items in the income statement and cash flow statement are translated into U.S. Dollars using the average rates of exchange for the periods involved. The resulting translation adjustments are recorded as a separate component of other comprehensive income/(loss) within stockholders’ equity.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the principal accounting policies are set out below:

Cash

The Company maintains its cash balances in interest and non-interest bearing accounts which do not exceed Federal Deposit Insurance Corporation limits.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Kibush Capital, Angel Jade and Aqua Mining. All intercompany accounts and transactions have been eliminated.

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

Reclassifications

Reclassifications have been made to prior year consolidated financial statements in order to conform the presentation to the statements as of and for the period ended September 30, 2015.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations.” It requires an acquirer to recognize, at the acquisition date, the assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their full fair values as of that date. In a business combination achieved in stages (step acquisitions), the acquirer will be required to re-measure its previously held equity interest in the acquiree at its acquisition-date fair value and recognize the resulting gain or loss in earnings. The acquisition-related transaction and restructuring costs will no longer be included as part of the capitalized cost of the acquired entity but will be required to be accounted for separately in accordance with applicable generally accepted accounting principles. U.S. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

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

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Plant equipment 2 to 15 years	2 to 15 years
Computer and software	1 to 2 years
Office equipment	3 to 10 years
Building improvements	20 y ears

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

Impairment of Long-Lived Assets

In accordance with FASB ASC 360-10-5, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. The Company uses its best judgment based on the current facts and circumstances relating to its business when determining whether any significant impairment factors exist. The Company considers the following factors or conditions, among others, that could indicate the need for an impairment review:

●	Significant under performance relative to expected historical or projected future operating results;

●	Significant changes in its strategic business objectives and utilization of the assets;

●	Significant negative industry or economic trends, including legal factors;

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

Fair Value of Financial Instruments

The carrying amounts of the Company’s cash, accounts payable and accrued expenses approximate their estimated fair values due to the short-term maturities of those financial instruments. The Company believes the carrying amount of its notes payable approximates its fair value based on rates and other terms currently available to the Company for similar debt instruments.

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

Derivative Financial Instruments

We apply the provisions of FASB ASC 815-10, Derivatives and Hedging (“ASC 815-10”). Derivatives within the scope of ASC 815-10 must be recorded on the balance sheet at fair value. During the year ended September 30, 2015, the Company issued convertible debt and recorded derivative liabilities related to a reset provision associated with the embedded conversion feature of the convertible debt. The Company computed the fair value of these derivative liabilities on the grant date and various measurement dates using the Black-Scholes pricing model. Due to the reset provisions within the embedded conversion feature, the Company determined that the Black-Scholes pricing model was the most appropriate for valuing these instruments.

In applying the Black-Scholes valuation model, the Company used the following assumptions during the year ended September 30, 2015 and quarter ended December 31, 2015:

For the year and quarter ended
September 30, 2015 and December 31, 2015
Annual dividend yield	-
Expected life (years)	0.50 – 1.00
Risk-free interest rate	0.03% – 0.13%
Expected volatility	210.12.% – 400.48%

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

Level 1 — Valuation based on unadjusted quoted market prices in active markets for identical securities. Currently, the Company does not have any items as Level 1.

Level 2 — Valuations based on observable inputs (other than Level 1 prices), such as quoted prices for similar assets at the measurement date; quoted prices in markets that are not active; or other inputs that are observable, either directly or indirectly. Currently, the Company does not have any items classified as Level 2.

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement, and involve management judgment. The Company used the Black-Scholes option pricing models to determine the fair value of the instruments.

The following table presents the Company’s embedded conversion features of its convertible debt measured at fair value on a recurring basis as of September 30, 2015 and as of December 31, 2015:

	Carry Value at	Carry Value at
	December 31, 2015	September 30, 2015

Derivative liabilities: Embedded conversion features - notes	$646,202	$498,417

Total derivative liability	$646,202	$498,417

	For the 3 Months ended	For the year ended
	December 31, 2015	September 30, 2015
Change in fair value included in other income (expense), net
	15,225	131,044

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs:

	For the 3 Months ended	For the year ended
	December 31, 2015	September 30, 2015
Embedded Conversion
Features - Notes:
Balance at beginning of year	$498,417	$752,997
Change in derivative liabilities	$163,010	$385,624
Net change in fair value included in net loss	$15,225	$131,044
Ending balance	$646,202	$498,417

The Company re-measures the fair values of all of its derivative liabilities as of each period end and records the net aggregate gain/loss due to the change in the fair value of the derivative liabilities as a component of other expense, net in the accompanying consolidated statement of operations. During the year ended September 30, 2015 and 3 months ended December 31, 2015, the Company recorded a net increase (decrease) to the fair value of derivative liabilities balance of $131,044 and $15,225, respectively.

Loss per Share

The Company applies FASB ASC 260, “Earnings per Share.” Basic earnings (loss) per share is computed by dividing earnings (loss) available to common stockholders by the weighted-average number of common shares outstanding. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include additional common shares available upon exercise of stock options and warrants using the treasury stock method, except for periods for which no common share equivalents are included because their effect would be anti-dilutive.

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

Accounting Treatment of Mining Interests

At this time, the Company does not directly own or directly lease mining properties. However, the Company does have contractual rights and governmental permits which allow the Company to conduct mining exploration on such properties. These contractual relationships, coupled with the government permits issued to the Company (or a subsidiary), are substantially similar in nature to a mining lease. Therefore, we have treated these contracts as lease agreements for accounting purposes.

Research and Development

Research and development costs are recognized as an expense in the period in which they are incurred. The Company incurred research and development costs expensed for the year ended September 30, 2015 and 2014, respectively. Research and development costs included market research for the supply and distribution of Australian Single Malt Whiskey in the United States, research into South Africa diamond tailing dumps and research into gold mining exploration in Papua New Guinea.

Recent Accounting Pronouncements

New accounting standards

Development State Entities. In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2014-10 – Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation (“ASU 2014-10”). The amendments in this update remove the definition of a development stage entity from the Master Glossary of the Accounting Standards Codification. In addition, the amendments eliminate the requirements for development stage entities to (1) present inception-to-date information in the statements of income, cash flows, and shareholder equity, (2) label the financial statements as those of a development stage entity, (3) disclose a description of the development stage activities in which the entity is engaged, and (4) disclose in the first year in which the entity is no longer a development stage entity that in prior years it had been in the development stage. For public business entities, those amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. For other entities, the amendments are effective for annual reporting periods beginning after December 15, 2014, and interim reporting periods beginning after December 15, 2015.

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

Recognition of Revenue

Revenue is realized from product sales. Recognition occurs upon shipment to customers, and where the following criteria are met: persuasive evidence of an arrangement exists; delivery has occurred; the sales price is fixed or determinable; and collectability is reasonably assured. Additional revenue from royalties is recognized when persuasive evidence of an arrangement exits; the amount due is fixed or determinable; and collectability is reasonably assured.

Company management do not believe that the adoption of recently issued accounting pronouncements will have a significant impact on the Company’s financial position, results of operations, or cash flows.

NOTE 3 – MINERAL RIGHTS

The Company owns interests in the following entities which was recorded at our direct cost measured at fair market value to acquire our interest in these properties.

	Investment	Ownership %

Aqua Mining (PNG)	34	90%
Angel Jade Pty Ltd	104,000	70%

NOTE 4 – PROPERTY AND EQUIPMENT

	December 31, 2015	September 30, 2015

Building and Improvements	$-	$-
Plant Equipment	3,387	3,724
Computer Equipment	-	-
Office Equipment	-	-
Motor Vehicle	106,582	50,424
	109,969	54,148
Less accumulated depreciation	-5,291	-5,604
	$104,678	$48,544

Depreciation expense was approximately $5,291 for the 3 months ended December 31, 2015 and $5,604 for the year ended September 30, 2015.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

	December 31, 2015
	Note Face Amount	Debt Discount	Net Amount of Note

2011 Note	$22,166	$-	$22,166
2012 Note	48,000	-	48,000
2013 Note	12,000	-	12,000
2014 Note	100,000	-	100,000
2015 Note	105,000	-	105,000
Total	$287,166	$-	$287,166

	September 30, 2015
	Note Face Amount	Debt Discount	Net Amount of Note

2011 Note	$22,166	$-	$22,166
2012 Note	48,000	-	48,000
2013 Note	12,000	-	12,000
2014 Note	100,000	-	100,000
Total	$182,166	$-	$182,166

2011 Note

On May 1, 2011, the Company issued a 2.00% Convertible Note due April 30, 2012 with a principal amount of $32,000 (the “2011 Note”) for cash. Interest on the 2011 Note is accrued annually effective from May 1, 2011 forward. The 2011 Note is unsecured and repayable on demand. The 2011 Note is senior in right to all existing and future indebtedness which is subordinated by its terms and at the option of the Lender, the principal along with any accrued interest may be converted in whole or part into Common Stock at a price of $0.001.

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of December 31, 2015 is $22,166. As of December 31, 2015, the note has been discounted by $0.

2012 Note

On January 2, 2012, the Company issued a 2.00% Convertible Note due January 1, 2013 with a principal amount of $48,000 (the “2012 Note”) for cash. Interest on the 2012 Note is accrued annually effective from January 2, 2012 forward. The 2012 Note is unsecured and repayable on demand. The 2012 Note is senior in right to all existing and future indebtedness which is subordinated by its terms and at the option of the Lender, the principal along with any accrued interest may be converted in whole or part into Common Stock at a price of $0.001.

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of December 31, 2015 is $48,000. As of December 31, 2015, the note has been discounted by $0.

2013 Note

On January 3, 2013, the Company issued a 2.00% Convertible Note due January 2, 2014 with a principal amount of $12,000 (the “2013 Note”) for cash. Interest on the 2013 Note is accrued annually effective from January 3, 2013 forward. The 2013 Note is unsecured and repayable on demand. The 2013 Note is senior in right to all existing and future indebtedness which is subordinated by its terms and at the option of the Lender, the principal along with any accrued interest may be converted in whole or part into Common Stock at a price of $0.001.

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of December 31, 2015 is $12,000. As of December 31, 2015 the note has been discounted by $0.

2014 Note

On August 25, 2014, the Company issued two 12.00% Convertible Promissory Note due February 25, 2015 with a principal amount of $50,000 each (the “2014 Note”) for cash. Interest on the 2014 Note is accrued annually effective from August 25, 2014 forward. The 2014 Note is unsecured.

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

The Company established a debt discount of $100,000, representing the value of the embedded conversion feature inherent in the convertible debt and warrant, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2015, the Company recorded amortization of the debt discount of $0. The balance of the debt discount was $0 at September 30, 2015. For the 3 months ended December 31, 2015, the Company recorded amortization of the debt discount of $0. The balance of the debt discount was $0 at December 31, 2015.

2015 Note

On December 4, 2014, the Company issued a 8.00% Convertible Promissory Note due December 4, 2015 with a principal amount of $105,000 (the “2015 Note”) for cash. Interest on the 2015 Note is accrued annually effective from December 4, 2015 forward. The 2015 Note is unsecured.

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of December 31, 2015 is $105,000. As of December 31, 2015 the balance of the debt discount was $96,612.

NOTE 6 – LOAN FROM RELATED PARTY

Convertible Notes Issued to the President and Director of Kibush Capital Corporation:

	September 30, 2014
	Note face amount	Debt Discount	Net amount of note
Loan from related party	$366,816	$(259,937)	$106,879
Total	$366,816	$(259,937)	$106,879

On March 31, 2014, the Company issued a 12.50% Convertible Promissory Note due March 31, 2015 with a principal amount of $157,500 (the “March 2014 Note”) for cash. Interest on the March 2014 Note is accrued annually effective from March 31, 2014 forward. The March 2014 Note is unsecured. The note is convertible into common stock at a price of 50 percent of the average closing bid price, determined on the then current trading market for the ten business days prior to the conversion date.

The embedded conversion feature of the March 2014 Notes was recorded as derivative liabilities in accordance with relevant accounting guidance due to the variable conversion price of the March 2014 Notes. The fair value on the grant date of the embedded conversion feature of the convertible debt was $305,039 as computed using the Black-Scholes option pricing model.

The Company established a debt discount of $157,500, representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2015, the Company recorded amortization of the debt discount of $69,490. The balance of the debt discount was $0 at September 30, 2015. As of December 31, 2015, the balance of the debt discount was $0.

On June 30, 2014, the Company issued a 12.50% Convertible Promissory Note due June 30, 2015 with a principal amount of $110,741 (the “June 2014 Note”) for cash. Interest on the June 2014 Note is accrued annually effective from June 30, 2014 forward. The June 2014 Note is unsecured. The note is convertible into common stock at a price of 50 percent of the average closing bid price, determined on the then current trading market for the ten business days prior to the conversion date.

The embedded conversion feature of the June 2014 Note was recorded as derivative liabilities in accordance with relevant accounting guidance due to the variable conversion price of the June 2014 Note. The fair value on the grant date of the embedded conversion feature of the convertible debt was $213,207 as computed using the Black-Scholes option pricing model.

The Company established a debt discount of $110,741 representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2015, the Company recorded amortization of the debt discount of $79,818. The balance of the debt discount was $0 at September 30, 2015. As of December 31, 2015, the balance of the debt discount was $0.

On September 30, 2014, the Company issued a 12.50% Convertible Promissory Note due September 30, 2015 with a principal amount of $98,575 (the “September 2014 Note”) for cash. Interest on the September 2014 Note is accrued annually effective from September 30, 2014 forward. The September 2014 Note is unsecured. The note is convertible into common stock at a price of 50 percent of the average closing bid price, determined on the then current trading market for the ten business days prior to the conversion date.

The embedded conversion feature of the September 2014 Notes was recorded as derivative liabilities in accordance with relevant accounting guidance due to the variable conversion price of the September 2014 Note. The fair value on the grant date of the embedded conversion feature of the convertible debt was $181,771 as computed using the Black-Scholes option pricing model.

The Company established a debt discount of $98,575 representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2015, the Company recorded amortization of the debt discount of $134,765. The balance of the debt discount was $0 at September 30, 2015. As of December 31, 2015, the balance of the debt discount was $0.

On September 30, 2015, the Company issued a 12.50% Convertible Promissory Note due September 30, 2016 with a principal amount of $316,046 (the “September 2015 Note”) for cash. Interest on the September 2015 Note is accrued annually effective from September 30, 2015 forward. The September 2015 Note is unsecured. The note is convertible into common stock at a price of 50 percent of the average closing bid price, determined on the then current trading market for the ten business days prior to the conversion date.

The embedded conversion feature of the September 2015 Notes was recorded as derivative liabilities in accordance with relevant accounting guidance due to the variable conversion price of the September 2015 Note. The fair value on the grant date of the embedded conversion feature of the convertible debt was $330,496 as computed using the Black-Scholes option pricing model.

The Company established a debt discount of $226,826 representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the 3 months ended December 31, 2015, the Company recorded amortization of the debt discount of $115,140. The balance of the debt discount was $330,496 at December 31, 2015.

As of December 31, 2015 and September 30, 2015, cumulative interest of $24,714 and $54,693 respectively, has been accrued on these notes.

NOTE 7 – STOCKHOLDER’S DEFICIT

Common Stock

On August 22, 2013, the Company’s Board authorized a 225:1 reverse stock split. All share and per share data in the accompanying financial statements and footnotes has been adjusted retrospectively for the effects of the stock split.

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

Preferred Stock

Preferred stock includes 50,000,000 shares authorized at $0.001 par value, of which 10,000,000 have been designated Series A. 3,000,000 Series A are issued and outstanding as of September 30, 2015 and December 31, 2015.

NOTE 8 – RELATED PARTY TRANSACTIONS

Details of transactions between the Corporation and related parties are disclosed below.

The following transactions were carried out with related parties:

	December 31, 2015	September 30, 2015
Loan from related party - unsecured loan (a)	$798,020	$679,227
Convertible loans (b)	$287,166	$182,166
Loan from related party	$1,085,186	$861,393

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

NOTE 9 – BUSINESS COMBINATIONS

Set out below are the controlled and non-controlled members of the group as of December 31, 2015, which, in the opinion of the directors, are material to the group. The subsidiaries as listed below have share capital consisting solely of ordinary shares, which are held directly by the Company; the country of incorporation is also their principal place of business.

Name of Entity	Country of Incorporation	Acquisition Date	Voting Equity Interests	Nature of Relationship
Aqua Mining (PNG) Ltd	Papua New Guinea	28-Feb-2014	90%	Note 1
Angel Jade Pty Ltd	Australia	10-Dec 2014	70%	Note 2

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

NOTE 10 – SUBSEQUENT EVENTS

None.

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

Overview

Kibush Capital Corp. (the “Company”, “We”, or “Us”) is an exploration stage company as defined by the Security and Exchange Commission’s (“SEC”) Industry Guide 7 as the Company has no established reserves as required under the Industry Guide 7. The Company is undertaking mineral exploration activities in Australia and Papua New Guinea. Our business is currently comprised two subsidiaries Aqua Mining and Angel Jade. Our Aqua Mining subsidiary is active in mineral exploration in Papua New Guinea were we are primarily targeting gold exploration. Our Angel Jade subsidiary is active in mineral exploration in New South Wales, Australia where we are primarily targeting jade exploration. The Company is also serving as the management company for Paradise Gardens (PNG) Ltd., a timber logging and processing company in Papua New Guinea.

Results of Operations

Three Months Ended December 31, 2015 Compared to Three Months Ended December 31, 2014

During the three months ended December 31, 2015, we recognized $46,327 in revenue. We recognized no revenue during the three months ended December 31, 2014. The increase in revenue is attributable to management fees from Paradise Gardens (PNG) Ltd. We anticipate that Paradise Gardens will continue to generate revenue for the Company in 2016. Our ability to generate income in the future will greatly depend on the success of our management and mineral exploration activities.

We had a net loss for the three months ended December 31, 2015, of $398,919 and a net loss of $129,568 for the three months ended December 31, 2014. The loss for the quarter ended December 31, 2015 was more than the loss which occurred during the same quarter in 2014, primarily due to increases in interest expense and increase in expenses associated with our derivative liability. However, our general and administrative expenses did increase by $277,293 for the quarter ended December 31, 2015.

We will need additional capital to expand operations and anticipate seeking both debt and equity capital in 2016. Additionally, as our exploration activities are in their infancy and since such activity may be speculative in nature, it is difficult to predict our ability to generate sufficient revenue to generate positive cash flows. Currently our biggest expenses are related to general and administrative costs are Wages for Personnel. We anticipate these expenses will remain constant during 2016; however, that could change based upon market conditions.

Liquidity and Capital Resources

As of December 31, 2015, the Company had only $4,595 cash or cash equivalents on hand. However, as of that date, we had total current assets of $160,823 and total current liabilities of $2,381,987 resulting in a working capital deficit of $2,221,164. As of December 31, 2014, the Company had total current assets of $157,578 and total current liabilities of $1,794,036 resulting in a working capital deficit of $1,636,458. The increase in working capital arose mainly due to our acquisition of 49% of Aqua Mining Ltd Pty on in May of 2014, our acquisition of 50% of Angel Jade Ltd Pty in October of 2014 and our subsequent increase in ownership of each entity to approximately 90% of Aqua Mining and 70% of Angel Jade. The Company intends to fund its exploration through the sale of its equity securities. However, there can be no assurance that the Company will be successful doing so. We do have an agreement with Blackbridge Capital to provide up to $3,000,000 equity facility with drawdowns not to exceed $250,000 at a time. We anticipate being able to access this equity facility within the next during our quarter ending June 30, 2016. We do not currently have any other agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. We currently believe that the Company will need approximately $2,000,000 over the next 12 months to cover our planned mining exploration.

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

The price of gold and silver had experienced an increase in value over a five-year period. Beginning in April 2013, the price of gold and silver has experienced a downward swing. A significant permanent drop in the price of gold, silver or other precious metals may have a materially adverse effect on the future results of potential exploration activities of the Company. The costs associated with the recovery of precious metals may also cause a material adverse effect on the financial success of the Company.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the quarter ended December 31, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 4.	CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including the Principal Executive Officer and Principal Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Principal Executive Officer and Principal Financial Officer have concluded that the lack of a functioning audit committee, the lack of segregation of duties within accounting functions, and the lack of multiple directors on our board of directors may result in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements and/or reporting.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

On December 4, 2014, the Company entered into a securities purchase agreement for a $3 million EzPAS Facility with Blackbridge Capital, a New York based hedge fund. However, during 2015 the Company believed that this agreement had lapsed and was of no effect. As a result, the Company did not honor the $105,000 note issued as part of the commitment fee. However, in December of 2015, the Company received assurances from Blackbridge Capital that it would honor the $3 million EzPAS facility and as a result, the Company now acknowledges and validates the $105,000 convertible note (See “2015 Note” in Item 1, Note 5).

The Blackbridge EzPAS Facility gives the Company the right but not the obligation to issue and sell up to $3 million in shares of common stock to Blackbridge as needed over the 24month period following the effectiveness of the Company’s registration statement. Sales of the Company stock under this agreement will be sold at a discount of 85% of the market price during the valuation period. The maximum draw down amount allowed under the agreement is the lesser of $250,000 or 200% of the recent average daily trading volume times the per share purchase price.

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation	10/A	08/05/15	3.1

3.2	Certificate of Amendment dated 2/4/2005	10/A	08/05/15	3.2

3.3	Articles of Merger	10/A	08/05/15	3.3

3.4	Certificate of Amendment dated 8/22/2013	10/A	08/05/15	3.4

3.5	Amended and Restated Articles dated 7/7/2010	10/A	08/05/15	3.5

3.6	Certificate of Amendment dated 8/22/2013	10/A	08/05/15	3.6

3.7	By-laws	10/A	08/05/15	3.7

4.1	Certificate of Designation dated 4/19/2011	10/A	08/05/15	4.1

21	List of Subsidiaries	10/A	08/05/15	21

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer				X

101.INS	XBRL Instance Document				X

101.DEF	XBRL Taxonomy Extension – Definitions				X

101.LAB	XBRL Taxonomy Extension – Labels				X

101.PRE	XBRL Taxonomy Extension – Presentation				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 22nd day of February, 2016.

KIBUSH CAPITAL CORP.

BY:	/s/ WARREN SHEPPARD
Warren Sheppard
President, Chief Executive Officer, Chief Financial and Director