Form 10-Q/A
period 2015-06-30
Kibush Capital Corp
filed 2016-03-24
CIK 1614466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [  ] NO [X] *the issuer has been subject to the filing requirements for less than 30 days.

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

EXPLANATORY NOTE:

Kibush Capital Corp, together with its consolidated subsidiaries, is filing this amendment (the “Amendment” or Form 10-Q/A” to its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015, which was originally filed with the Securities and Exchange Commission (“SEC”) on August 20, 2015 (the “Original Form 10-Q”).

The purpose of this Amendment No. 2 to Form 10-Q/A is to amend and restate the financial statements and related disclosures in the Original Form 10-Q for the period ended June 30, 2015 to properly account for the asset valuation of our subsidiaries. Specifically, we previously treated the exchange of 14 million shares of Kibush Capital common stock for 90 million shares of Angel Jade stock made between the Company and Five Arrows (a related party) as if it were an arms length transaction for accounting purposes. However, after reviewing the guidance in ASC 805-50-30-5, we understand the transaction should have been reflected as a related party transaction booked at the carrying cost from Five Arrows. The Company has followed the guidance of ASC 805-50-30 and is now treating this as a transaction between entities under common control as reflected in our Form 10-K for the period ended September 30, 2015.

This Form 10-Q/A restates the Original Form 10-Q in its entirety. It includes both items that have been changed as a result of the amended disclosures and items that are unchanged from the Original Form 10-Q. Other than the revisions of the disclosures as discussed above and expressly set forth herein, the Form 10-Q/A speaks as of the original filing date of the Form 10-Q and has not been updated to reflect other events occurring subsequent to the original filing date.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

June 30, 2015

C O N T E N T S

INTERIM CONSOLIDATED BALANCE SHEETS

	June 30, 2015	September 30, 2014
ASSETS
Current assets:
Cash	$5,763	110,152
Prepaid expenses and other current assets	-	6,035
Total current assets	5,763	116,187

Property and equipment, net	51,131	79,594
Investment in unconsolidated Joint Venture/Mining Rights		-
Other assets	20,119	499
Deposits Paid	10,494	-
Goodwill on Consolidation	14,000	-
Total assets	$101,507	$196,280

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$12,234	2,957
Accrued expenses	249,143	354,685
Promissory notes payable	21,185
Convertible notes payable, net of discounts of $80,434 and $3,099, respectively	182,166	108,292
Loan from related party	629,269	446,799
Derivative liabilities	514,139	752,997
Deposits	155,300	80,000
Shares to be Issued - Five Arrows	36,378
Bank Overdraft	-
Total current liabilities	1,799,813	1,745,730

Stockholders’ deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; Series A 3,000,000 shares issued and outstanding at June 30, 2015 and September 30, 2014, respectively	3,000	3,000
Common stock, $0.001 par value; 500,000,000 shares authorized at June 30, 2015 and September 30, 2014, respectively; 77,399,187 and 53,837,485 shares issued and outstanding at June 30, 2015 and September 30, 2014, respectively	77,399	53,837
Additional paid-in capital	9,151,960	8,454,962
Accumulated deficit	(10,876,028)	(10,225,051)
Accumulated other comprehensive income	-	55,022
Total stockholders’ deficit, including non-controlling interest	(1,643,688)	(1,658,230)
Non-Controlling interest	(54,638)	108,780
Total stockholders’ deficit	(1,698,306)	(1,549,450)
Total liabilities and stockholders’ deficit	$101,507	$196,280

CONSOLIDATED STATEMENT OF OPERATIONS

	Quarter ended	Quarter ended	9 months ended	9 months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net revenues	$-	$-	$-	$5,571
Cost of sales	-	-	-	-
Gross profit	-	-	-	5,571

Operating expenses:
Research and development	-	-	-	35,496
General and administrative
General and administrative	644,589	150,951	1,091,094	513,779
Total operating expenses	644,589	150,951	1,091,094	549,275
Loss from operations	(644,589)	(150,951)	(1,091,094)	(543,704)

Other income (expense):
Interest income	-	-	-	11
Interest expense	(60,197)	(120,880)	(359,416)	(280,763)
Other income	-	-	-	-
Change in fair value of derivative liabilities	205,457	-	215,911	-
Total other expense, net	145,260	(120,880)	(143,505)	(280,752)
Loss before provision for income taxes	(499,329)	(271,831)	(1,234,600)	(824,456)
Provision for income taxes	-	-	-	-
Net loss from operations	(499,329)	(271,831)	(1,234,600)	(824,456)
Less: Loss attributable to non-controlling interest	16,772	4,684	54,638	4,684
Net loss attributable to Holding Company	$(482,557)	$(267,147)	$(1,179,962)	$(819,772)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Weighted average common shares outstanding
basic and diluted	36,026,011	36,026,011	36,026,011	36,026,011

CONSOLIDATED STATEMENT OF CASH FLOWS

	9 months ended	9 months ended
	June 30, 2015	June 30, 2014
Operating Activities:
Net loss	$(1,179,992)	$(795,812)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,017	12,219
Amortization of debt discount	319,266	120,421
Interest expense related to fair value of derivative instruments granted		-
Change in fair value of derivative instruments	(215,911)	-
Stock based payments		-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	6,035	-
Others asset	499	-
Accounts payable	9,277	-
Accrued expenses	75,000	259,509
Accrued interest	(38,287)	-
Deposits	75,300	-
Net cash used in operating activities	(945,766)	(403,663)

Investing Activities:
Goodwill on Consolidation	14,000
Purchase of property and equipment	41,455	-
Net cash used in investing activities	55,455	-
Financing Activities:
Proceeds from issuance of convertible debt, net of debt discounts	-	-
Repayment of loan from related party	-	-
Proceeds from related party loans, net of debt discounts	829,435	402,849
Effective of exchange rates on cash	64,136
Net cash provided by financing activities	893,571	402,849
Net change in cash	3,261	(814)
Cash, beginning of year	2,502	1,035
Cash, end of year	$5,763	$221

KIBUSH CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

for the period SEPTEMBER 30, 2014 and JUNE 30, 2015

	Common Stock		Preferred Stock		Paid In	Non Controlling	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Income	Deficit

Balance at September 30, 2014	53,837,485	53,837	3,000,000	3,000	8,494,962	108,780	-10,225,051	55,022	-1,509,450

Discount on convertible promissory note

Repayment of convertible loans @ 0.001 per share of common stock	2,560,000	2,560							2,560

Repayment of convertible loans @ 0.001 per share of common stock	2,000,000	2,000							2,000

Repayment of convertible loans @ 0.001 per share of common stock	2,000,000	2,000							2,000

Common Stock issued – Warren Sheppard	3,001,702	3,002			696,998				700,000

Common Stock issued – Five Arrows	14,000,000	14,000							14,000

Prior Period adjustment – Investment in Aqua Mining					(40,000)				(40,000)

Prior Period adjustment						3	529,486	(55,022)	474,467

Sold subsidiary consolidated reversals						(108,780)			(108,780)
Adjustment of sold subsidiary							(501)		(501)
Exchange rate variation
Net loss						(54,640)	(1,179,962)		(1,234,602)

Balance at June 30, 2015	77,399,187	77,399	3,000,000	3,000	9,151,960	-54,638	-10,876,028	-	-1,698,306

Notes to Condensed Consolidated Financial Statements

NOTE 1 – CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2015, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10 for the year ended September 30, 2014. The results of operations for the three-month period ended June 30, 2015 are not necessarily indicative of the operating results for the full year.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at September 30, 2014, the Company has an accumulated deficit of $10,225,051 and $10,907,840 as of June 30, 2015 and has not earned sufficient revenues to cover operating costs since inception and has a working capital deficit. The Company intends to fund its mining exploration through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year.

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

In applying the Black-Scholes valuation model, the Company used the following assumptions during the year ended September 30, 2014:

For the year ended
September 30, 2014
Annual dividend yield	-
Expected life (years)	0.50 — 1.00
Risk-free interest rate	0.03% — 0.13%
Expected volatility	210.12.% — 400.48%

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

The following table presents the Company’s embedded conversion features of its convertible debt measured at fair value on a recurring basis as of September 30, 2014 and as of June 30, 2015:

	Carry Value at	Carry Value at
	June 30, 2015	September 30, 2014	September 30, 2013

Derivative liabilities:
Embedded conversion features - notes	$514,139	$752,997	$-
			-
Total derivative liability	$514,139	$752,997	$-

		For the year ended
	June 30, 2015	September 30, 2014	September 30, 2013
Change in fair value included in other income (expense), net	99,587	-92,382	$-

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs:

		For the year ended
	For the year ended	September 30,
	June 30, 2015	2014	2013
Embedded Conversion
Features - Notes:
Balance at beginning of year	$673,788	$-	$-
Change in derivative liabilities	$(259,506)	$845,379
Net change in fair value included in net loss	99,857	-92,382	-
Ending balance	$514,139	$752,997	$-

The Company re-measures the fair values of all of its derivative liabilities as of each period end and records the net aggregate gain/loss due to the change in the fair value of the derivative liabilities as a component of other expense, net in the accompanying consolidated statement of operations. During the years ended September 30, 2014 and 2013, the Company recorded a net increase (decrease) to the fair value of derivative liabilities balance of $(92,382) and $0, respectively.

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

	Investment	Ownership %

Aqua Mining (PNG)	34	90%
Angel Jade Pty Ltd	104,000	70%

NOTE 4 – PROPERTY AND EQUIPMENT

		September 30,
	June 30, 2015	2014	2013

Building and Improvements	$-	$70,665	$-
Plant Equipment	3,724	19,133	-
Computer Equipment	-	6,274	3,990
Office Equipment	-	504	-
Motor Vehicle	50,424	-	-
	54,148	96,576	3,990
Less accumulated depreciation	-3,017	-16,982	-3,990
	$51,131	$79,594	$-

Depreciation expense was approximately $12,992 and $3,990 for the years ended September 30, 2014 and 2013 respectively and $3,017 for the year ended June 30, 2015.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

	June 30, 2015
	Note Face Amount	Debt Discount	Net Amount of Note

2011 Note	$22,166	$-	$22,166
2012 Note	48,000	-	48,000
2013 Note	12,000	-	12,000
2014 Note	100,000	-	100,000
Total	$182,166	$-	$182,166

	September 30, 2014
	Note Face Amount	Debt Discount	Net Amount of Note
2011 Note	$28,726	$-	$28,726
2012 Note	48,000	-	48,000
2013 Note	12,000	-	12,000
2014 Note	100,000	-80,434	19,566
Total	$188,726	$-80,434	$108,292

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

NOTE 8 – RELATED PARTY TRANSACTIONS

Details of transactions between the Corporation and related parties are disclosed below.

The following transactions were carried out with related parties:

	June 30, 2015	September 30, 2014	September 30, 2013

Loan from related party - unsecured loan (a)	$629,269	$339,920	$-
Convertible loans (b)	182,166	366,816	-
Loan from related party	$811,435	$706,736	$-

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

We had a net loss for the three months ended June 30, 2015, of $482,557 and a net loss of $267,147 for the three months ended June 30, 2014. The loss for the quarter ended June 30, 2015 was more than the loss which occurred during the same quarter in 2014, primarily due to increases in our general and administrative expenses for the quarter ended June 30, 2015.

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

We had a net loss for the nine months ended June 30, 2015, of $1,179,962 and a net loss of $819,772 for the nine months ended June 30, 2014. Our loss for the nine months ended June 30, 2015 was more than our loss which occurred during the same period in 2014, primarily due to costs associated with the Site Surveys and Testing at Koranga have been completed in 2014, no further testing work was required to lodge the 296-301 Application.

Liquidity and Capital Resources

As of June 30, 2015, the Company had only $5,763 cash or cash equivalents on hand, total current assets of $5,763, and current liabilities of $1,799,813 resulting in a working capital deficit of $1,794,050. As of September 30, 2014, the Company had total current assets of $116,187 and total current liabilities of $1,745,730 resulting in a working capital deficit of $1,629,543. The decrease in working capital arose mainly due to a decrease in of $110,424 in cash and other current assets. The Company intends to fund its exploration through the sale of its equity securities. However, there can be no assurance that the Company will be successful doing so. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. We currently believe that the Company will need approximately $2,000,000 over the next 12 months to cover our planned mining exploration.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 24th day of March, 2016.

KIBUSH CAPITAL CORP.

BY:	/s/ WARREN SHEPPARD
Warren Sheppard
President, Chief Executive Officer, Chief Financial and Director