Form 10-K/A
period 2015-09-30
Kibush Capital Corp
filed 2016-03-31
CIK 1614466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

Amendment No. 2

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

EXPLANATORY NOTE

The purpose of this Amendment No. 2 to the registrant's Annual Report on Form 10-K for the period ended September 30, 2015, filed with the Securities and Exchange Commission on January 13, 2016 (the "Form 10K"), is to reflect the fact that our 2014 consolidated balance sheet set forth in the Form 10-K was restated and to discuss that fact in Note 12 and in our report on internal controls.

No other changes have been made to the Form 10K. This Amendment No. 2 to the Form 10K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-K.

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

Armidale
Tamworth
EL 8104
Kempsey
Port Macquarie
Google earth

Hallsville
Daruka
Kootingal
Oxley Vale
Tamworth
Hillvue
Nemingha
Kingswood
Mulla Creek
EL 8104
Weabonga
Woolomin
Niangala
Ogunbil
Google earth

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

Our exploration budget for the Angel Jade project is $2,000,000 as follows:

·	Detailed mapping of EL and new extensions - $250,000

·	Costeaning and trenching on 'Pitt' property - $550,000

·	Drill program to explore nephrite intrusion at depth - $1,200,000

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

We qualify as an "emerging growth company" under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

·	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

·

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

·	submit certain executive compensation matters to shareholder advisory votes, such as "say-on-pay" and "say-on-frequency;" and

·	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO's compensation to median employee compensation.

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
		Restated
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

Impairment of Long-Lived Assets

In accordance with FASB ASC 360-10-5, Accounting for the Impairment or Disposal ofLong-Lived Assets, the Company evaluates the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. The Company uses its best judgment based on the current facts and circumstances relating to its business when determining whether any significant impairment factors exist. The Company considers the following factors or conditions, among others, that could indicate the need for an impairment review:

·	Significant under performance relative to expected historical or projected future operating results;

·	Significant changes in its strategic business objectives and utilization of the assets;

·	Significant negative industry or economic trends, including legal factors;

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

NOTE 12 – RESTATEMENT OF SEPTEMBER 30, 2014 BALANCE SHEET

In the Company’s initial 10-K for the period ended September 30, 2015, the Company restated its September 30, 2014 balance sheet after reevaluating its interpretation of ASC 805-50-30-5 regarding the carrying cost of an asset in a related party transaction. This restatement also affected our Form 10 registration statement and our Form 10-Q for the period June 30, 2015. The restatement had no effect on the financial statements for any other period through December 31, 2015. We have now restated our Form 10 and our June 30, 2015 Form 10-Q to reflect the restated September 30, 2014 balance sheet. The Company reached the determination to restate the 2014 financial statements following the receipt of a comment letter dated December 22, 2015 from Securities and Exchange Commission inquiring about our evaluation of ASC 805-50-30-5 in relation to the exchange of shares between entities under common control and our subsequent re-evaluation thereof.

The following summarizes the effects of restatement:

Consolidated Balance Sheet	Previously
September 30, 2014	Reported	Adjustment	Restated
ASSETS
CURRENT ASSETS
Cash	$110,152		$110,152
Prepaid expenses	6,035		6,035
TOTAL CURRENT ASSETS	$116,187		$116,187
Property and equipment, net	79,594		79,594
Investment in unconsolidated Joint Venture/Mining Rights	8,000,000	(7,960,000)	40,000
OTHER ASSETS	499		499
Deposits Paid	499		499
Goodwill	0
TOTAL CURRENT ASSETS AND TOTAL ASSETS	8,196,280	(7,960,000)	236,280

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Accounts Payable	2,957		2,957
Accrued Expenses	354,685		354,685
Promissory Notes Payable
Convertible notes payable, net of discounts of $80,434	108,292		108,292
Loans from Related Parties	446,799		446,799
Derivative Liabilities	752,997		752,997
Deposits	80,000		80,000
Shares to be Issued - Five Arrows
TOTAL CURRENT LIABILITIES	$1,745,730		1,745,730
TOTAL CURRENT LIABILITIES	$1,745,730		1,745,730

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $0.001 par value; 50,000,000 shares authorized; Series A 3,000,000 shares issued and outstanding at September 30, 2014.	$3,000		$3,000
Common stock, $0.001 par value; 500,000,000 shares authorized and 53,837,485 shares issued and outstanding at September 30, 2014.	53,837		53,837
Additional paid-in capital	16,454,962	(7,960,000)	8,494,962
Accumulated deficit	(10,225,051)		(10,225,051)
Accumulated other comprehensive income	55,022		55,022
Total stockholders’ deficit, including non-controlling interest	$(6,341,770)	7,960,000	$1,618,230
Non-Controlling interest	$108,780		$108,780
Total stockholders’ deficit	(6,450,550)	7,960,000	1,509,450
Total liabilities and stockholders’ deficit	8,196,280	(7,960,000)	236,280

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

Due to these factors, during the period covered by this report, our internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. Most notably, we failed to convert reporting to an interested party standard for certain balance sheet items once we exceeded the applicable threshold which affected our balance sheet for the quarter ended June 30, 2015. Management believes that the material weakness set forth above caused a material misstatement in our Form 10-Q for the period ended June 30, 2015. Therefore, we are promptly amending that report. Additionally, we previously treated the exchange of 14 million shares of Kibush Capital common stock for 90 million shares of Angel Jade stock made between the Company and Five Arrows (a related party) as if it were an arms length transaction for accounting purposes. However, after reevaluating the guidance in ASC 805-50-30-5, we understand the transaction should have more appropriately been reflected as a related party transaction booked at the carrying cost from Five Arrows. The Company has followed the guidance of ASC 805-50-30 and is now treating this as a transaction between entities under common control. This change caused us to restate our balance sheet for the year ended September 30, 2014, as reflected in our original Form 10-K for the period ended September 30, 2015. Management believes they have corrected some of the conditions which allowed for the misstatement. However, the lack of a functioning audit committee, the lack of segregation of duties within accounting functions, and the lack of multiple directors on our board of directors and our lack of cashflow may result in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

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

PART IV.

ITEM 15. EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES.

The following is a complete list of exhibits filed as part of this annual report:

Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation, as amended	Form 10/A	8/05/15	3.1 - 3.6

3.2	Bylaws	Form 10/A	8/05/15	3.7

4.1	Certificate of Designation, dated April 19, 2011	Form 10/A	8/05/15	4.1

10.1	Management Agreement for Paradise Gardens (PNG)	10-Q	8/20/15	10.1

14.1	Code of Ethics	10-K	1/13/2016	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer				X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension - Schema

101.CAL	XBRL Taxonomy Extension - Calculations

101.DEF	XBRL Taxonomy Extension - Definitions

101.LAB	XBRL Taxonomy Extension - Labels

101.PRE	XBRL Taxonomy Extension - Presentation

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of March 2016.

KIBUSH CAPITAL CORPORATION

By:	/s/ WARREN SHEPPARD
Warren Sheppard
President and Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signature	Title	Date

/s/ WARREN SHEPPARD	President, Chief Executive Officer, Chief	March 31, 2016
Warren Sheppard	Financial Officer and Director

Exhibit Index

Incorporated by reference
Exhibit Number	Document Description	Form	Date	Number	Filed herewith
3.1	Articles of Incorporation, as amended	Form 10/A	8/05/15	3.1 - 3.6

3.2	Bylaws	Form 10/A	8/05/15	3.7

4.1	Certificate of Designation, dated April 19, 2011	Form 10/A	8/05/15	4.1

10.1	Management Agreement for Paradise Gardens (PNG)	10-Q	8/20/15	10.1

14.1	Code of Ethics	10-K	1/13/2016	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer				X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension - Schema

101.CAL	XBRL Taxonomy Extension - Calculations

101.DEF	XBRL Taxonomy Extension - Definitions

101.LAB	XBRL Taxonomy Extension - Labels

101.PRE	XBRL Taxonomy Extension - Presentation

