Form 10-Q/A
period 2015-06-30
Kibush Capital Corp
filed 2016-05-04
CIK 1614466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 3

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

EXPLANATORY NOTE:

Kibush Capital Corp, together with its consolidated subsidiaries, is filing this amendment (the “Amendment” or “Form 10-Q/A” to its Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2015, which was originally filed with the Securities and Exchange Commission (“SEC”) on August 20, 2015 (the “Original Form 10-Q”).  The purpose of this Amendment No. 3 to Form 10-Q/A is to correct an error in our balance sheet for the year ended 2014, update Item 4 regarding controls and procedures and  make related disclosures.

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

June 30, 2015

C O N T E N T S

INTERIM CONSOLIDATED BALANCE SHEETS

	June 30, 2015	September 30, 2014
ASSETS
Current assets:
Cash	$5,763	110,152
Prepaid expenses and other current assets	-	6,035
Total current assets	5,763	116,187

Property and equipment, net	51,131	79,594
Investment in unconsolidated Joint Venture/Mining Rights		40,000
Other assets	20,119	499
Deposits Paid	10,494	-
Goodwill on Consolidation	14,000	-
Total assets	$101,507	$236,280

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$12,234	2,957
Accrued expenses	249,143	354,685
Promissory notes payable	21,185
Convertible notes payable, net of discounts of $80,434 and $3,099, respectively	182,166	108,292
Loan from related party	629,269	446,799
Derivative liabilities	514,139	752,997
Deposits	155,300	80,000
Shares to be Issued - Five Arrows	36,378
Bank Overdraft	-
Total current liabilities	1,799,813	1,745,730

Stockholders’ deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; Series A 3,000,000 shares issued and outstanding at June 30, 2015 and September 30, 2014, respectively	3,000	3,000
Common stock, $0.001 par value; 500,000,000 shares authorized at June 30, 2015 and September 30, 2014, respectively; 77,399,187 and 53,837,485 shares issued and outstanding at June 30, 2015 and September 30, 2014, respectively	77,399	53,837
Additional paid-in capital	9,151,960	8,494,962
Accumulated deficit	(10,876,028)	(10,225,051)
Accumulated other comprehensive income	-	55,022
Total stockholders’ deficit, including non-controlling interest	(1,643,688)	(1,618,230)
Non-Controlling interest	(54,638)	108,780
Total stockholders’ deficit	(1,698,306)	(1,509,450)
Total liabilities and stockholders’ deficit	$101,507	$236,280

CONSOLIDATED STATEMENT OF OPERATIONS

	Quarter ended	Quarter ended	9 months ended	9 months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Net revenues	$-	$-	$-	$5,571
Cost of sales	-	-	-	-
Gross profit	-	-	-	5,571

Operating expenses:
Research and development	-	-	-	35,496
General and administrative
General and administrative	644,589	150,951	1,091,094	513,779
Total operating expenses	644,589	150,951	1,091,094	549,275
Loss from operations	(644,589)	(150,951)	(1,091,094)	(543,704)

Other income (expense):
Interest income	-	-	-	11
Interest expense	(60,197)	(120,880)	(359,416)	(280,763)
Other income	-	-	-	-
Change in fair value of derivative liabilities	205,457	-	215,911	-
Total other expense, net	145,260	(120,880)	(143,505)	(280,752)
Loss before provision for income taxes	(499,329)	(271,831)	(1,234,600)	(824,456)
Provision for income taxes	-	-	-	-
Net loss from operations	(499,329)	(271,831)	(1,234,600)	(824,456)
Less: Loss attributable to non-controlling interest	16,772	4,684	54,638	4,684
Net loss attributable to Holding Company	$(482,557)	$(267,147)	$(1,179,962)	$(819,772)

Basic and diluted loss per common share	$(0.01)	$(0.01)	$(0.03)	$(0.02)
Weighted average common shares outstanding
basic and diluted	36,026,011	36,026,011	36,026,011	36,026,011

CONSOLIDATED STATEMENT OF CASH FLOWS

	9 months ended	9 months ended
	June 30, 2015	June 30, 2014
Operating Activities:
Net loss	$(1,179,992)	$(795,812)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,017	12,219
Amortization of debt discount	319,266	120,421
Interest expense related to fair value of derivative instruments granted		-
Change in fair value of derivative instruments	(215,911)	-
Stock based payments		-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	6,035	-
Others asset	499	-
Accounts payable	9,277	-
Accrued expenses	75,000	259,509
Accrued interest	(38,287)	-
Deposits	75,300	-
Net cash used in operating activities	(945,766)	(403,663)

Investing Activities:
Goodwill on Consolidation	14,000
Purchase of property and equipment	41,455	-
Net cash used in investing activities	55,455	-
Financing Activities:
Proceeds from issuance of convertible debt, net of debt discounts	-	-
Repayment of loan from related party	-	-
Proceeds from related party loans, net of debt discounts	829,435	402,849
Effective of exchange rates on cash	64,136
Net cash provided by financing activities	893,571	402,849
Net change in cash	3,261	(814)
Cash, beginning of year	2,502	1,035
Cash, end of year	$5,763	$221

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

NOTE 11 – RESTATEMENT OF SEPTEMBER 30, 2014 BALANCE SHEET

In the Company’s 10-K for the period ended September 30, 2015, the Company indicated that it restated its September 30, 2014 financial statements contained in the Form 10 after reevaluating its interpretation of ASC 805-50-30-5 regarding the carrying cost of an asset in a related party transaction. This caused the Company to restate its balance sheet for the year ended September 30, 2014. The Company reached the determination to restate the 2014 financial statements following the receipt of a comment letter dated December 22, 2015 from Securities and Exchange Commission stating concerns on the above issue. We have restated all prior reports containing 2014-year end data.

The following summarizes the effects of restatement:

Consolidated Balance Sheet
September 30, 2014

	Previously
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

In addition to the restatement set forth above, the Company has corrected an error that appears in our June 30, 2015 Form 10-Q/A filed March 24, 2016. The $40,000 attributable to “Investment in unconsolidated Joint Venture/Mining Rights” as of September 30, 2014 was inadvertently deleted from the balance sheet for the above referenced period. This Amendment corrects that error and is consistent with the audited balance sheet for the year ended September 30, 2014. This error did not appear in any other periods and does not impact any other periodic or annual reports of the Company. Correction of the error had the following effects on the Company’s balance sheet presented in its Form 10-Q/A for the period ended June 30, 2015:

Consolidated Balance Sheet

	June 30, 2015	September 30, 2014 (per 6/30/15 10-Q/A filed on 3/24/16)	Adjustment	September 30, 2014 (as corrected and restated)
ASSETS
CURRENT ASSETS
Cash	$5,763	$110,152		$110,152
Prepaid expenses	0	6,035		6,035
TOTAL CURRENT ASSETS	$5,763	$116,187		$116,187
Property and equipment, net	51,131	79,594		79,594
Investment in unconsolidated Joint Venture/Mining Rights	0	0	40,000	40,000
OTHER ASSETS	20119	499		499
Deposits Paid	10494
Goodwill	14000	0		0
TOTAL CURRENT ASSETS AND TOTAL ASSETS	101,507	196,280	40,000	236,280

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Accounts Payable	12,234	2,957		2,957
Accrued Expenses	249,143	354,685		354,685
Promissory Notes Payable	21185
Convertible notes payable, net of discounts of $80,434	182,166	108,292		108,292
Loans from Related Parties	629,269	446,799		446,799
Derivative Liabilities	514,139	752,997		752,997
Deposits	155,300	80,000		80,000
Shares to be Issued - Five Arrows	36,378
TOTAL CURRENT LIABILITIES	$1,799,813	$1,745,730		1,745,730
TOTAL CURRENT LIABILITIES	$1,799,813	$1,745,730		1,745,730

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $0.001 par value; 50,000,000 shares authorized; Series A 3,000,000 shares issued and outstanding at September 30, 2014.	$3,000	$3,000		$3,000
Common stock, $0.001 par value; 500,000,000 shares authorized and 53,837,485 shares issued and outstanding at September 30, 2014.	77,399	53,837		53,837
Additional paid-in capital	9,151,960	8,494,962	40,000	8,534,962
Accumulated deficit	-10,876,028	-10,225,051		-10,225,051
Accumulated other comprehensive income	0	55,022		55,022
Total stockholders’ deficit, including non-controlling interest	$-1,643,669	$-1,658,230	-40,000	$-1,618,230
Non-Controlling interest	$-54,638	$108,780		$108,780
TOTAL STOCKHOLDERS’ DEFICIT	-1,698,306	-1,549,450	-40,000	-1,509,450
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	101,507	196,280	40,000	236,280

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Evaluation of Disclosure Controls and Procedures

Our Principal Executive Officer and Chief Financial Officer evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the period covered by this Report. Based on that evaluation, it was concluded that our disclosure controls and procedures are not effective to provide reasonable assurance that information we are required to disclose in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

We do not have an Audit Committee; our board of directors currently acts as our Audit Committee. We do not have an independent director and our sole director is not considered a “Financial Expert,” within the meaning of Section 407 of the Sarbanes-Oxley Act.

Changes in internal controls over financial reporting

There were no changes in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 4th day of May, 2016.

KIBUSH CAPITAL CORP.

BY:	/s/ WARREN SHEPPARD
Warren Sheppard
President, Chief Executive Officer, Chief Financial and Director