Form 10-Q
period 2016-03-31
Kibush Capital Corp
filed 2016-05-13
CIK 1614466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 12, 2016, there were 77,399,187 shares of the registrant’s common stock outstanding.

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

ITEM 1. FINANCIAL STATEMENTS

March 31, 2016

C O N T E N T S

INTERIM CONSOLIDATED BALANCE SHEETS

	March 31, 2016	September 30, 2015
ASSETS
Current assets:
Cash	$150	$10,763
Prepaid expenses and other current assets	-	-
Total current assets	150	10,763

Property and equipment, net	107,895	48,544
Investment in unconsolidated Joint Venture/Mining Rights	-	-
Other assets	29,087	22,627
Deposits Paid	9,562	9,562
Goodwill on Consolidation	14,000	14,000
Total assets	$160,694	$105,496

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,013	$11,147
Accrued expenses	503,172	326,187
Promissory notes payable	40,508	34,374
Convertible notes payable	334,781	182,166
Loan from related party	873,581	679,227
Derivative liabilities	775,370	498,417
Deposits	155,300	155,300
Shares to be Issued - Five Arrows	36,378	36,378
Bank Overdraft	-	-
Total current liabilities	2,724,102	1,923,196

Stockholders’ deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; Series A 3,000,000 shares issued and outstanding at December 31, 2015 and September 30, 2015	3,000	3,000
Common stock, $0.001 par value; 500,000,000 shares authorized at December 31, 2015 and September 30, 2015; 77,399,187 and 77,399,187 shares issued and outstanding at December 31, 2015 and September 30, 2015	77,399	77,399
Additional paid-in capital	9,151,960	9,151,960
Accumulated deficit	(11,722,029)	(10,986,677)
Accumulated other comprehensive income	-	-
Total stockholders’ deficit, including non-controlling interest	(2,489,670)	(1,745,318)
Non-Controlling interest	(73,738)	(63,381)
Total stockholders’ deficit	(2,563,408)	(1,817,699)
Total liabilities and stockholders’ deficit	$160,694	$105,496

CONSOLIDATED STATEMENT OF OPERATIONS

	Quarter ended March 31,	Quarter ended March 31,	6 months ended March 31,	6 months ended March 31,
	2016	2015	2016	2015
Net revenues	$26,100	$-	$72,426	$-
Cost of sales	-	-
Gross profit	26,100	-	72,426	-

Operating expenses:
Research and development	-	-
General and administrative
General and administrative	211,951	98,883	489,243	211,496
Total operating expenses	211,951	98,883	489,243	211,496
Loss from operations	-185,851	-98,883	-416,817	-211,496

Other income (expense):
Interest income	-	-	-	-
Interest expense	-156,440	-115,821	-313,713	-132,776
Other income	-	-	-	-
Change in fair value of derivative liabilities	-	-380,274	-15,225	-380,274
Total other expense, net	-156,440	-496,095	-328,938	-513,050
Loss before provision for income taxes	-342,291	-594,978	-745,755	-724,546
Provision for income taxes	-	-	-	-
Net loss from operations	-342,291	-594,978	-745,755	-724,546
Less: Loss attributable to non-controlling interest	5,858	27,141	10,404	27,141
Net loss attributable to Holding Company	$-336,433	$-567,837	$-735,351	$-697,405

Basic and diluted loss per common share	$-0.01	$-0.02	$-0.02	$-0.02

Weighted average common shares outstanding basic and diluted	36,026,011	36,026,011	36,026,011	36,026,011

CONSOLIDATED STATEMENT OF CASH FLOWS

	6 months ended	6 months ended
	March, 31	March, 31
	2016	2015
Operating Activities:
Net loss	$(735,352)	($697,405)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	10,740	3,354
Amortization of debt discount	261,728	273,458
Interest expense related to fair value of derivative instruments granted	-	380274
Change in fair value of derivative instruments	15,225	-
Stock based payments	-	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	-	6035
Others asset	4,008	499
Accounts payable	-	-2957
Accrued expenses	125,000	50,618
Accrued interest	51,985	34,571
Deposits	-	35416
Net cash used in operating activities	-266,667	83,863

Investing Activities:
Goodwill on Consolidation	-	-
Investment in Angel Jade	-	-10000
Purchase of property and equipment	-69,691	-78,476
Net cash used in investing activities	-69,691	-88,476
Financing Activities:
Proceeds from issuance of convertible debt, net of debt discounts	-	-
Repayment of loan from related party	-	-
Proceeds from related party loans, net of debt discounts	343,062	-103,038
Effective of exchange rates on cash	-17,317	-
Net cash provided by financing activities	325,745	-103,038
Net change in cash	-10,613	-107,651
Cash, beginning of period	10,763	110,152
Cash, end of period	$150	$2,501

KIBUSH CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

for the period SEPTEMBER 30, 2015 and DECEMBER 31, 2015 and MARCH 31, 2016

	Common Stock		Preferred Stock
					Paid In	Non Controlling	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Income	Deficit

Balance at September 30, 2014	53,837,485	53,837	3,000,000	3,000	8,494,962	108,780	-10,225,051	55,022	-1,509,450

Discount on convertible promissory note

Repayment of convertible loans @ 0.001 per share of common stock	2,560,000	2,560							2,560

Repayment of convertible loans @ 0.001 per share of common stock	2,000,000	2,000							2,000

Repayment of convertible loans @ 0.001 per share of common stock	2,000,000	2,000							2,000

Common Stock issued – Warren Sheppard	3,001,702	3,002			696,998				700,000

Common Stock issued – Five Arrows	14,000,000	14,000							14,000

Prior Period adjustment – Investment in Aqua Mining					(40,000)				(40,000)

Prior Period adjustment						3	529,486	(55,022)	474,467

Sold subsidiary consolidated reversals						(108,780)			(108,780)
Adjustment of sold subsidiary							(501)		(501)
Exchange rate variation						(928)	2		(926)
Net loss						(62,456)	(1,290,613)		(1,353,069)

Balance at September 30, 2015	77,399,187	77,399	3,000,000	3,000	9,151,960	-63,381	-10,986,677	-	-1,817,699

Net loss						(4,546)	(398,919)		(403,465)

Balance at December 31, 2015	77,399,187	77,399	3,000,000	3,000	9,151,960	-67,927	-11,385,596	-	-2,221,164

Net loss						(5,858)	(336,433)		(342,291)
						47			47
Balance at March 31, 2016	77,399,187	77,399	3,000,000	3,000	9,151,960	-73,738	-11,722,029	-	-2,563,408

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at March 31, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended September 30, 2015. The results of operations for the three-month period ended March 31, 2016 are not necessarily indicative of the operating results for the full year.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at September 30, 2015 and March 31, 2016, the Company had accumulated deficits of $10,986,677 and $11,660,422, respectively. The Company has not earned sufficient revenues to cover operating costs since inception and has a working capital deficit. The Company intends to fund its mining exploration through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year.

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

In applying the Black-Scholes valuation model, the Company used the following assumptions during the year ended September 30, 2015 and quarter ended March 31, 2016:

For the year and quarter
ended September 30, 2015 and March 31, 2016
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

The following table presents the Company’s embedded conversion features of its convertible debt measured at fair value on a recurring basis as of September 30, 2015 and as of March 31, 2016:

	Carry Value at	Carry Value at
	March 31,	September 30,
	2016	2015

Derivative liabilities:
Embedded conversion features - notes	$775,370	$498,417
Total derivative liability	$775,370	$498,417

	For the 3 Months ended	For the year ended
	March 31,	September 30,
	2016	2015
Change in fair value included in other income (expense), net	0	131,044

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs:

	For the 3 Months ended	For the year ended
	March 31,	September 30,
	2016	2015
Embedded Conversion
Features - Notes:
Balance at beginning of year	$646,202	$752,997
Change in derivative liabilities	$129,168	$-385,624
Net change in fair value included in net loss	$0	$-131,044
Ending balance	$775,370	$498,417

The Company re-measures the fair values of all of its derivative liabilities as of each period end and records the net aggregate gain/loss due to the change in the fair value of the derivative liabilities as a component of other expense, net in the accompanying consolidated statement of operations. During the year ended September 30, 2015 and 3 months ended March 31, 2016, the Company recorded a net increase (decrease) to the fair value of derivative liabilities balance of $131,044 and $0, respectively.

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

Research and Development

Research and development costs are recognized as an expense in the period in which they are incurred. The Company did not incur any research and development costs during the six months ended March 31, 2016 or the year ended September 30, 2015.

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

	Investment	Ownership %

Aqua Mining (PNG)	34	90%
Angel Jade Pty Ltd	104,000	70%

NOTE 4 – PROPERTY AND EQUIPMENT

	March 31, 2016	September 30, 2015

Building and Improvements	$-	$-
Plant Equipment	6,762	3,724
Computer Equipment	-	-
Office Equipment	-	-
Motor Vehicle	106,582	50,424
	113,344	54,148
Less accumulated depreciation	-5,449	-5,604
	$107,895	$48,544

Depreciation expense was approximately $5,449 for the 3 months ended March 31, 2016 and $5,604 for the year ended September 30, 2015.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

	March 31, 2016
	Note Face Amount	Debt Discount	Net Amount of Note

2011 Note	$22,166	$-	$22,166
2012 Note	48,000	-	48,000
2013 Note	12,000	-	12,000
2014 Note	100,000	-	100,000
2015 Note	105,000	-	105,000
2016 Note	47,615		47,615
Total	$334,781	$-	$334,781

	September 30, 2015
	Note Face Amount	Debt Discount	Net Amount of Note

2011 Note	$22,166	$-	$22,166
2012 Note	48,000	-	48,000
2013 Note	12,000	-	12,000
2014 Note	100,000	-	100,000
Total	$182,166	$-	$182,166

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of March 31, 2016 is $22,166. As of March 31, 2016, the note has been discounted by $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of March 31, 2016 is $48,000. As of March 31, 2016, the note has been discounted by $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of March 31, 2016 is $12,000. As of March 31, 2016 the note has been discounted by $0.

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

The Company established a debt discount of $100,000, representing the value of the embedded conversion feature inherent in the convertible debt and warrant, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2015, the Company recorded amortization of the debt discount of $0. The balance of the debt discount was $0 at September 30, 2015. For the 3 months ended March 31, 2016, the Company recorded amortization of the debt discount of $0. The balance of the debt discount was $0 at March 31, 2016.

2015 Note

On December 4, 2014, the Company issued a 8.00% Convertible Promissory Note due December 4, 2015 with a principal amount of $105,000 (the “2015 Note”) for cash. Interest on the 2015 Note is accrued annually effective from December 4, 2015 forward. The 2015 Note is unsecured.

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of March 31, 2016 is $105,000. As of December 31, 2015 the balance of the debt discount was $68,340.

2016 Note

On January 5, 2016, the Company issued a $47,615 Convertible Promissory Note to the McGee Law Firm for services rendered. The Note is due on October 31, 2016 and accrues interest at 12.0% per annum. On or after May 1, 2016, at the option of the holder, the then outstanding amount of the Note may be converted into common stock of the Company at a conversion price equal to the lesser of $0.01 per share or 50% of the three lowest closing prices average for the 10 business days prior to the conversion date.

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

The Company established a debt discount of $157,500, representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2015, the Company recorded amortization of the debt discount of $69,490. The balance of the debt discount was $0 at September 30, 2015. As of March 31, 2015, the balance of the debt discount was $0.

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

The Company established a debt discount of $110,741 representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2015, the Company recorded amortization of the debt discount of $79,818. The balance of the debt discount was $0 at September 30, 2015. As of March 31, 2016, the balance of the debt discount was $0.

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

The Company established a debt discount of $98,575 representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2015, the Company recorded amortization of the debt discount of $134,765. The balance of the debt discount was $0 at September 30, 2015. As of March 31, 2016, the balance of the debt discount was $0.

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

The Company established a debt discount of $226,826 representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the 3 months ended March 31, 2016, the Company recorded amortization of the debt discount of $88,250. The balance of the debt discount was $330,496 at March 31, 2016.

As of March 31, 2016 and September 30, 2015, cumulative interest of $51,985 and $54,693 respectively, has been accrued on these notes.

NOTE 7 – STOCKHOLDER’S DEFICIT

Common Stock

The Company has not issued any shares of common stock between October 1, 2015 and March 31, 2016. As of May 12, 2016, there are 500,000,000 shares authorized at $0.001 par value and 77,399,187 shares issued and outstanding.

Preferred Stock

Preferred stock includes 50,000,000 shares authorized at $0.001 par value, of which 10,000,000 have been designated Series A. 3,000,000 Series A are issued and outstanding as of September 30, 2015 and March 31, 2016.

NOTE 8 – RELATED PARTY TRANSACTIONS

Details of transactions between the Corporation and related parties are disclosed below.

The following transactions were carried out with related parties:

	March 31, 2016	September 30, 2015
Loan from related party - unsecured loan (a)	$873,581	$679,227
Convertible loans (b)	$334,781	$182,166
Loan from related party	$1,208,362	$861,393

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

Overview

Kibush Capital Corp. (the “Company”, “We”, or “Us”) is an exploration stage company as defined by the Security and Exchange Commission’s (“SEC”) Industry Guide 7 as the Company has no established reserves as required under the Industry Guide 7. The Company is undertaking mineral exploration activities in Australia and Papua New Guinea. Our business is currently comprised two subsidiaries Aqua Mining and Angel Jade. Our Aqua Mining subsidiary is active in mineral exploration in Papua New Guinea were we are primarily targeting gold exploration. Our Angel Jade subsidiary is mineral exploration in New South Wales, Australia where we are primarily targeting jade exploration. The Company is also serving as the management company for Paradise Gardens (PNG) Ltd., a timber logging and processing company in Papua New Guinea.

Plan of Operations

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Presently, the Company does not have sufficient funds, without additional equity or debt financing to support operations for the next fiscal year. While we do have a funding agreement in place with Blackbridge Capital, funding is subject to multiple contingencies. As such, there is presently no assurances that Blackbridge or any other party will provide any further funding to the Company. Given our current lack of liquidity and difficulty in obtaining debt from traditional banking sources, we will focus future fund raising on the sale of our equity securities. There can be no assurance that we will be successful at raising additional capital and without additional capital, we will not be able to expand operations and reach long term profitability.

Results of Operations

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2015

During the three months ended March 31, 2016, we recognized $26,100 in revenue. We recognized no revenue during the three months ended March 31, 2015. The increase in revenue is attributable to management fees from Paradise Gardens (PNG) Ltd. We anticipate that Paradise Gardens will continue to generate revenue for the Company in 2016. Our ability to generate income in the future will greatly depend on the success of our management and mineral exploration activities.

We had a net loss for the three months ended March 31, 2016, of $336,433 and a net loss of $567,837 for the three months ended March 31, 2015. The loss for the quarter ended March 31, 2016 was less than the loss which occurred during the same quarter in 2015, primarily due to increases in interest expense and decrease in expenses associated with our derivative liability. However, our general and administrative expenses did increase by $113,068 for the quarter ended March 31, 2016.

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

Liquidity and Capital Resources

As of March 31, 2016, the Company had only $150 cash or cash equivalents on hand. However, as of that date, we had total current assets of $160,695 and total current liabilities of $2,724,102 resulting in a working capital deficit of $2,563,408. As of March 31, 2015, the Company had total current assets of $74,201 and total current liabilities of $1,992,682 resulting in a working capital deficit of $1,918,481. The increase in working capital arose mainly due to our acquisition of 49% of Aqua Mining Ltd Pty on in May of 2014, our acquisition of 50% of Angel Jade Ltd Pty in October of 2014 and our subsequent increase in ownership of each entity to approximately 90% of Aqua Mining and 70% of Angel Jade. The Company intends to fund its exploration through the sale of its equity securities. However, there can be no assurance that the Company will be successful doing so. We do have an agreement with Blackbridge Capital to provide up to $3,000,000 equity facility with drawdowns not to exceed $250,000 at a time. We anticipate being able to access this equity facility within the next three months. We do not currently have any other agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. We currently believe that the Company will need approximately $2,000,000 over the next 12 months to cover our planned mining exploration.

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

The price of gold and silver experienced a significant downward swing during 2013 and protracted downward movement through 2015. While the first quarter of 2016 has seen a modest increase in the price of gold and silver, a significant permanent drop in the price of gold, silver or other precious metals may have a materially adverse effect on the future results of potential exploration activities of the Company. The costs associated with the recovery of precious metals may also cause a material adverse effect on the financial success of the Company.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the quarter ended March 31, 2016.

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

On January 5, 2016, the Company issued a $47,615 Convertible Promissory Note to the McGee Law Firm for services rendered. The Note is due on October 31, 2016 and accrues interest at 12.0% per annum. On or after May 1, 2016, at the option of the holder, the then outstanding amount of the Note may be converted into common stock of the Company at a conversion price equal to the lesser of $0.01 per share or 50% of the three lowest closing prices average for the 10 business days prior to the conversion date.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 13th day of May, 2016.

KIBUSH CAPITAL CORP.

BY:	/s/ WARREN SHEPPARD
Warren Sheppard
President, Chief Executive Officer, Chief Financial and Director