Form 10-Q
period 2016-06-30
Kibush Capital Corp
filed 2016-08-17
CIK 1614466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 12, 2016, there were 179,538,440 shares of the registrant’s common stock outstanding.

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

ITEM 1. FINANCIAL STATEMENTS

June 30, 2016

C O N T E N T S

INTERIM CONSOLIDATED BALANCE SHEETS

	June 30, 2016	September 30, 2015
ASSETS
Current assets:
Cash	$13,750	$10,763
Prepaid expenses and other current assets	-	-
Total current assets	13,750	10,763

Property and equipment, net	102,635	48,544
Investment in unconsolidated Joint Venture/Mining Rights	-	-
Other assets	20,285	22,627
Deposits Paid	9,562	9,562
Goodwill on Consolidation	14,000	14,000
Total assets	$160,233	$105,496

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$5,013	$11,147
Accrued expenses	580,066	326,187
Promissory notes payable	40,508	34,374
Convertible notes payable	280,826	182,166
Loan from related party	937,335	679,227
Derivative liabilities	904,713	498,417
Deposits	155,300	155,300
Shares to be Issued - Five Arrows	36,378	36,378
Bank Overdraft	-	-
Total current liabilities	2,939,063	1,923,196

Stockholders’ deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; Series A 3,000,000 shares issued and outstanding at June 30, 2016 and September 30, 2015	3,000	3,000
Common stock, $0.001 par value; 500,000,000 shares authorized at June 30, 2016 and September 30, 2015; 101,392,416 and 77,399,187 shares issued and outstanding at June 30, 2016 and September 30, 2015	101,392	77,399
Additional paid-in capital	9,181,922	9,151,960
Accumulated deficit	(11,986,773)	(10,986,677)
Accumulated other comprehensive income	-	-
Total stockholders’ deficit, including non-controlling interest	(2,700,458)	(1,745,318)
Non-Controlling interest	(78,371)	(63,381)
Total stockholders’ deficit	(2,778,829)	(1,817,699)
Total liabilities and stockholders’ deficit	$160,233	$105,496

CONSOLIDATED STATEMENT OF OPERATIONS

	Quarter ended June 30, 2016	Quarter ended June 30, 2015	9 months ended June 30, 2016	9 months ended June 30, 2015
Net revenues	$20,618	$-	$93,044	$-
Cost of sales	-	-
Gross profit	20,618	-	93,044	-

Operating expenses:
Research and development	-	-
General and administrative
General and administrative	133,769	644,589	623,024	856,085
Total operating expenses	133,769	644,589	623,024	856,085
Loss from operations	-113,152	-644,589	-529,981	-856,085

Other income (expense):
Interest income	-	-	-	-
Interest expense	-155,617	-60,197	-469,330	-192,973
Other income	-	-	-	-
Change in fair value of derivative liabilities	-	-205,457	-15,225	-174,817
Total other expense, net	-155,617	-145,260	-484,555	-367,790
Loss before provision for income taxes	-268,769	-499,329	1,014,535	-1,223,875
Provision for income taxes	-	-	-	-
Net loss from operations	-268,769	-499,329	1,014,535	-1,223,875
Less: Loss attributable to non-controlling interest	4,035	16,772	14,439	43,913
Net loss attributable to Holding Company	$-264,734	$-482,557	$1,000,096	$-1,179,962

Basic and diluted loss per common share	$-0.01	$-0.01	$-0.03	$-0.03

Weighted average common shares outstanding basic and diluted	36,026,011	36,026,011	36,026,011	36,026,011

CONSOLIDATED STATEMENT OF CASH FLOWS

	9 months ended June, 30 2016	9 months ended June, 30 2015
Operating Activities:
Net loss	$(1,000,096)	($1,179,962)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	15,922	3,017
Amortization of debt discount	389,995	319,266
Interest expense related to fair value of derivative instruments granted	-	-
Change in fair value of derivative instruments	15,225	-
Stock based payments	-	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	-	6035
Others asset	4,008	499
Accounts payable	-	9,277
Accrued expenses	187,500	75,000
Accrued interest	79,335	-38,287
Deposits	-	75,300
Net cash used in operating activities	-308,111	-945,766

Investing Activities:
Goodwill on Consolidation	-	-
Investment in Angel Jade	-	-
Purchase of property and equipment	-69,691	41,455
Net cash used in investing activities	-69,691	41,455
Financing Activities:
Proceeds from issuance of convertible debt, net of debt discounts	-	-
Repayment of loan from related party	-	-
Proceeds from related party loans, net of debt discounts	397,708	-829,435
Effective of exchange rates on cash	-16,918	-
Net cash provided by financing activities	380,789	-893,572
Net change in cash	2,987	3,261
Cash, beginning of period	10,763	2,502
Cash, end of period	$13,750	$5,763

KIBUSH CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

for the period SEPTEMBER 30, 2015 and DECEMBER 31, 2015 and MARCH 31, 2016 and JUNE 30, 2016

	Common Stock		Preferred Stock		Paid In	Non Controlling	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Income	Deficit

Balance at September 30, 2014	53,837,485	53,837	3,000,000	3,000	8,494,962	108,780	-10,225,051	55,022	-1,509,450

Discount on convertible promissory note

Repayment of convertible loans @ 0.001 per share of common stock	2,560,000	2,560							2,560

Repayment of convertible loans @ 0.001 per share of common stock	2,000,000	2,000							2,000

Repayment of convertible loans @ 0.001 per share of common stock	2,000,000	2,000							2,000

Common Stock issued – Warren Sheppard	3,001,702	3,002			696,998				700,000

Common Stock issued – Five Arrows	14,000,000	14,000							14,000

Prior Period adjustment – Investment in Aqua Mining					(40,000)				(40,000)

Prior Period adjustment						3	529,486	(55,022)	474,467

Sold subsidiary consolidated reversals						(108,780)			(108,780)
Adjustment of sold subsidiary							(501)		(501)
Exchange rate variation						(928)	2		(926)
Net loss						(62,456)	(1,290,613)		(1,353,069)

Balance at September 30, 2015	77,399,187	77,399	3,000,000	3,000	9,151,960	-63,381	-10,986,677	-	-1,817,699

Net loss						(4,546)	(398,919)		(403,465)

Balance at December 31, 2015	77,399,187	77,399	3,000,000	3,000	9,151,960	-67,927	-11,385,596	-	-2,221,164

Net loss						(5,858)	(336,433)		(342,291)
						47			47
Balance at March 31, 2016	77,399,187	77,399	3,000,000	3,000	9,151,960	-73,738	-11,722,029	-	-2,563,408

Common stock issued for repayment of convertible debt	555,556	556			653				1,209

Common stock issued for repayment of convertible debt	6,313,131	6,313		14,933					21,246

Common stock issued for repayment of convertible debt	7,936,508	7,937			2,063				10,000

Common stock issued for repayment of convertible debt	9,188,034	9,188			12,312				21,500

Net loss						(4,035)	(264,734)		(268,769)

Exchange rate variation						(598)			(598)

Balance at June 30, 2016	101,392,416	101,392	3,000,000	3,000	9,181,922	-78,371	-11,986,773	-	-2,778,829

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The accompanying financial statements have been prepared by the Company without audit. In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations, and cash flows at June 30, 2016, and for all periods presented herein, have been made.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. It is suggested that these condensed consolidated financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-K for the year ended September 30, 2015. The results of operations for the three-month period ended June 30, 2016 are not necessarily indicative of the operating results for the full year.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at September 30, 2015 and June 30, 2016, the Company had accumulated deficits of $10,986,677 and $11,986,773, respectively. The Company has not earned sufficient revenues to cover operating costs since inception and has a working capital deficit. The Company intends to fund its mining exploration through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year.

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

In applying the Black-Scholes valuation model, the Company used the following assumptions during the year ended September 30, 2015 and quarter ended June 30, 2016:

For the year and quarter ended
September 30, 2015 and June 30, 2016
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

The following table presents the Company’s embedded conversion features of its convertible debt measured at fair value on a recurring basis as of September 30, 2015 and as of June 30, 2016:

	Carry Value at	Carry Value at
	June 30, 2016	September 30, 2015

Derivative liabilities: Embedded conversion features - notes	$903,637	$498,417

Total derivative liability	$903,637	$498,417

	For the 3 Months ended For the year ended
	June 30, 2016	September 30, 2015

Change in fair value included in other income (expense), net	0	131,044

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs:

	For the 3 Months ended	For the year ended
	June 30, 2016	September 30, 2015
Embedded Conversion
Features - Notes:
Balance at beginning of year	$775,370	$752,997
Change in derivative liabilities	$128,267	$-385,624
Net change in fair value included in net loss	$0	$-131,044
Ending balance	$903,637	$498,417

The Company re-measures the fair values of all of its derivative liabilities as of each period end and records the net aggregate gain/loss due to the change in the fair value of the derivative liabilities as a component of other expense, net in the accompanying consolidated statement of operations. During the year ended September 30, 2015 and 3 months ended June 30, 2016, the Company recorded a net increase (decrease) to the fair value of derivative liabilities balance of $131,044 and $0, respectively.

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

Research and Development

Research and development costs are recognized as an expense in the period in which they are incurred. The Company did not incur any research and development costs during the nine months ended June 30, 2016 or the year ended September 30, 2015.

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

	Investment	Ownership %

Aqua Mining (PNG)	34	90%
Angel Jade Pty Ltd	104,000	70%

NOTE 4 – PROPERTY AND EQUIPMENT

	June 30, 2016	September 30, 2015

Building and Improvements	$-	$-
Plant Equipment	11,527	3,724
Computer Equipment	-	-
Office Equipment	-	-
Motor Vehicle	96,368	50,424
	107,895	54,148
Less accumulated depreciation	-5,260	-5,604
	$102,635	$48,544

Depreciation expense was approximately $5,260 for the 3 months ended June 30, 2016 and $5,604 for the year ended September 30, 2015.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

	June 30, 2016
	Note Face Amount	Debt Discount	Net Amount of Note

2011 Note	$22,166	$-	$22,166
2012 Note	48,000	-	48,000
2013 Note	12,000	-	12,000
2014 Note	100,000	-	100,000
2015 Note	51,048	-	51,048
2016 Note	47,615		47,615
Total	$280,826	$-	$280,826

	September 30, 2015
	Note Face Amount	Debt Discount	Net Amount of Note

2011 Note	$22,166	$-	$22,166
2012 Note	48,000	-	48,000
2013 Note	12,000	-	12,000
2014 Note	100,000	-	100,000
Total	$182,166	$-	$182,166

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of June 30, 2016 is $22,166. As of June 30, 2016, the note has been discounted by $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of June 30, 2016 is $48,000. As of June 30, 2016, the note has been discounted by $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of June 30, 2016 is $12,000. As of June 30, 2016 the note has been discounted by $0.

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

The Company established a debt discount of $100,000, representing the value of the embedded conversion feature inherent in the convertible debt and warrant, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2015, the Company recorded amortization of the debt discount of $0. The balance of the debt discount was $0 at September 30, 2015. For the 3 months ended June 30, 2016, the Company recorded amortization of the debt discount of $0. The balance of the debt discount was $0 at June 30, 2016.

2015 Note

On December 4, 2014, the Company issued a 8.00% Convertible Promissory Note due December 4, 2015 with a principal amount of $105,000 (the “2015 Note”) for cash. Interest on the 2015 Note is accrued annually effective from December 4, 2015 forward. The 2015 Note is unsecured.

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of June 30, 2016 is $51,0045. As of June 30, 2016 the balance of the debt discount was $41,144.

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

The Company established a debt discount of $157,500, representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2015, the Company recorded amortization of the debt discount of $69,490. The balance of the debt discount was $0 at September 30, 2015. As of June 30, 2016, the balance of the debt discount was $0.

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

The Company established a debt discount of $110,741 representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2015, the Company recorded amortization of the debt discount of $79,818. The balance of the debt discount was $0 at September 30, 2015. As of June 30, 2016, the balance of the debt discount was $0.

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

The Company established a debt discount of $98,575 representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2015, the Company recorded amortization of the debt discount of $134,765. The balance of the debt discount was $0 at September 30, 2015. As of June 30, 2016, the balance of the debt discount was $0.

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

The Company established a debt discount of $226,826 representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the 3 months ended June 30, 2016, the Company recorded amortization of the debt discount of $88,250. The balance of the debt discount was $330,496 at June 30, 2016.

As of June 30, 2016 and September 30, 2015, cumulative interest of $79,335 and $54,693 respectively, has been accrued on these notes.

NOTE 7 – STOCKHOLDER’S DEFICIT

Common Stock

Between April 1, 2016 and June 30, 2016, a total of 23,993,229 shares of our common stock were issued as a result of conversions made by holders of the Company’s convertible notes. 77,399,187 shares of our common stock were issued and outstanding as of September 30, 2015 and 101,392,416 shares were issued and outstanding as of June 30, 2016. As of August 12, 2016, there are 500,000,000 shares of common stock authorized at $0.001 par value and 179,538,440 shares issued and outstanding.

Preferred Stock

Preferred stock includes 50,000,000 shares authorized at $0.001 par value, of which 10,000,000 have been designated Series A. 3,000,000 Series A are issued and outstanding as of September 30, 2015 and June 30, 2016.

NOTE 8 – RELATED PARTY TRANSACTIONS

Details of transactions between the Corporation and related parties are disclosed below.

The following transactions were carried out with related parties:

	June 30, 2016	September 30, 2015
Loan from related party - unsecured loan (a)	$937,335	$679,227
Loan from related party	$937,335	$679,227

(a) From time to time, the president and stockholder of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

(b) On April 29, 2015, the Company issued 3,001,702 shares of its common stock to Warren Sheppard (previously authorized by for issuance by the company on December 10, 2014) pursuant to his employment agreement.

(c) Between April 1, 2015 and June 24, 2015, the Company issued a total of 4,000,000 shares of common stock upon the requests from convertible note holders to convert principal totaling $4,000 into the Company’s common stock based on the terms set forth in the loans. The conversion rate was $0.001.

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

NOTE 10 – SUBSEQUENT EVENTS

On August 12, 2016, the Company entered into an agreement with Blackbridge Capital, LLC whereby the Company will receive $100,000 in exchange for the issuance of a $100,000 convertible promissory note. The promissory note accrues interest at 5% per annum, carries a prepayment penalty of 20% of the outstanding principal and interest, and, if not previously repaid, may be converted into common stock of the Company at a 50% discount to the lowest price of the Company’s common stock for the preceding 10 trading days.

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

Overview

Kibush Capital Corp. (the “Company”, “We”, or “Us”) is an exploration stage company as defined by the Security and Exchange Commission’s (“SEC”) Industry Guide 7 as the Company has no established reserves as required under the Industry Guide 7. The Company is undertaking mineral exploration activities in Australia and Papua New Guinea. Our business is currently comprised two subsidiaries Aqua Mining and Angel Jade. Our Aqua Mining subsidiary is active in mineral exploration in Papua New Guinea were we are primarily targeting gold. Aqua Mining is also has timber logging and processing operations in Papua New Guinea, including management of Paradise Gardens (PNG) Ltd. Our Angel Jade subsidiary has mineral interests in New South Wales, Australia where we are primarily targeting jade exploration.

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

Results of Operations

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

During the three months ended June 30, 2016, we recognized $20,618 in revenue. We recognized no revenue during the three months ended June 30, 2015. The increase in revenue is attributable to management fees from Paradise Gardens (PNG) Ltd. We anticipate that Paradise Gardens will continue to generate revenue for the Company in 2016. Our ability to generate income in the future will greatly depend on the success of our management and mineral exploration activities.

We had a net loss for the three months ended June 30, 2016, of $264,734 and a net loss of $482,557 for the three months ended June 30, 2015.  The loss for the quarter ended June 30, 2016 was less than the loss which occurred during the same quarter in 2015, primarily due to increases in interest expense and decrease in expenses associated with our derivative liability. However, our general and administrative expenses did decrease by $510,820 for the quarter ended June 30, 2016.

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

Liquidity and Capital Resources

As of June 30, 2016, the Company had only $13,750 cash or cash equivalents on hand. However, as of that date, we had total current assets of $160,233 and total current liabilities of $2,939,063 resulting in a working capital deficit of $2,778,829. As of June 30, 2015, the Company had total current assets of $101,507 and total current liabilities of $1,799,814 resulting in a working capital deficit of $1,698,307. The increase in working capital arose mainly due to our acquisition of 49% of Aqua Mining Ltd Pty on in May of 2014, our acquisition of 50% of Angel Jade Ltd Pty in October of 2014 and our subsequent increase in ownership of each entity to approximately 90% of Aqua Mining and 70% of Angel Jade. The Company intends to fund its exploration through the sale of its equity securities. However, there can be no assurance that the Company will be successful doing so. We do have an agreement with Blackbridge Capital to provide up to $3,000,000 equity facility with drawdowns not to exceed $250,000 at a time, however, we have experience setbacks in obtaining SEC approval of such funding arrangement. We plan to reapply for SEC approval when we are able to do so, but we have no current ability to access such funds. We do not currently have any other agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. We currently believe that the Company will need approximately $2,000,000 over the next 12 months to cover our planned mining exploration.

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

The price of gold and silver experienced a significant downward swing during 2013 and protracted downward movement through 2015. While the first half of 2016 has seen a modest increase in the price of gold and silver, a significant permanent drop in the price of gold, silver or other precious metals may have a materially adverse effect on the future results of potential exploration activities of the Company. The costs associated with the recovery of precious metals may also cause a material adverse effect on the financial success of the Company.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the quarter ended June 30, 2016.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

None.

ITEM 5. OTHER INFORMATION.

On March 5, 2016, Aqua Mining entered into a Sales and Purchase Agreement with the Usia Clan for the harvesting of trees from the Usia’s property containing approximately 25,000 hectares of primary forest, located in the Rigo region of Papua New Guinea. The agreement is for 3-year term and is subject to approval by the PNG Forest Authority. Under the agreement, Aqua Mining must pay the resource owners 40 Kina per cubic meter of trees harvested.

On April, 1, 2016, Aqua Mining entered into a Sales and Purchase Agreement with the Kofaga Clan for the harvesting of trees from the Kofaga’s property containing more than 40,000 hectares of primary forest, located in the Kubuna region of Papua New Guinea. The agreement is for 3-year term and is subject to approval the PNG Forest Authority. Under the agreement Aqua Mining must pay the resource owners 40 Kina per cubic meter of trees harvested.

The Company has submitted the Usia and Kofaga agreements for approval with the PNG Forest Authority in connection with Timber Authority applications, but such applications have not yet been approved.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 17th day of August, 2016.

KIBUSH CAPITAL CORP.

BY:	/s/ WARREN SHEPPARD
Warren Sheppard
President, Chief Executive Officer, Chief Financial and Director