Form 10-K
period 2016-09-30
Kibush Capital Corp
filed 2017-02-10
CIK 1614466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE YEAR ENDED SEPTEMBER 30, 2016

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES [  ] NO [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: YES [  ] NO [X]

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer (Do not check if smaller reporting company)	[ ]	Smaller Reporting Company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [  ] NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 30, 2016: $1,524,098 (based upon 203,213,157 shares of non-affiliate stock)

As of January 15, 2017, there were 476,392,976 shares of the registrant’s common stock outstanding.

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

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking information. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management of Kibush Capital Corporation (hereinafter referred to as the “Company,” “Kibush Capital,” or “we”) and other matters. Forward-looking information may be included in this Annual Report on Form 10-K or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the “SEC”) by the Company. One can find many of these statements by looking for words including, for example, “believes,” “expects,” “anticipates,” “estimates” or similar expressions in this Annual Report on Form 10-K or in documents incorporated by reference in this Annual Report on Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

The Company has based the forward-looking statements relating to the Company’s operations on management’s current expectations, estimates and projections about the Company and the industry in which it operates. These statements are not guarantees of future performance and involve risks, uncertainties and assumptions that we cannot predict. In particular, we have based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, the Company’s actual results may differ materially from those contemplated by these forward-looking statements. Any differences could result from a variety of factors, including, but not limited to general economic and business conditions, competition, and other factors.

PART I.

ITEM 1.	BUSINESS.

Kibush Capital Corporation (“we”, “us”, “our”, the “Company” or the “Registrant”) is a mineral and natural resources exploration company. We are currently involved in mineral exploration and timber logging through our subsidiary Aqua Mining. Aqua Mining operates a timber logging and processing operation in Papua New Guinea and is also active in mineral exploration in Papua New Guinea where we are exploring for gold.

We are an exploration stage company as defined by the Security and Exchange Commission’s (“SEC”) Industry Guide 7 as the Company has no established reserves as required under the Industry Guide 7.

History

We were incorporated in the State of Nevada on January 5, 2005 under the name Premier Platform Holding Company, Inc. The Company changed its name to Paolo Nevada Enterprises, Inc. on February 4, 2005. On August 18, 2006, the Company completed a merger with Premier Platform Holding Company, Inc., a Colorado corporation, where Paolo Nevada Enterprises, Inc. was the surviving entity. On November 1, 2006, the Company changed its name to the David Loren Corporation. On July 5, 2013, More Superannuation Fund, an Australian entity (“More”), obtained control of the Company from Beachwood Capital, LLC, a Nevada limited liability company. On August 23, 2013, the Company changed its name to Kibush Capital Corporation.

On May 26, 2014, we became an initial subscriber to Aqua Mining Limited, a Papua New Guinea limited company (“Aqua Mining”) resulting in a 49% interest. On March 23, 2015, the Company increased its ownership in Aqua Mining from 49% to 90% in exchange for assignment of the Company’s entire interest in the Koranga Joint Venture to Aqua Mining. Due to the increase in ownership and due to the fact that the additional interest in Aqua Mining was acquired from a related party we changed the ament accounting treatment for this asset and are now consolidating its financials with our own. For the fiscal year ended September 30, 2016, Aqua Mining had revenues of $138256, $118,889 in assets and $605,243 in liabilities, of which $493,443 are loans from Kibush Corp.

The Company acquired control of Angel Jade Pty Ltd., an Australian limited company (“Angel Jade”) through a series of transactions as follows: In October 2014, the Company negotiated the acquisition of a 50% interest in Angel Jade (which was 90,000,000 shares of common stock) from Five Arrows Limited in exchange for 14,000,000 shares of our common stock. However, this agreement was not formalized until December 10, 2014. On October 9, 2014, the Company acquired 3,673,470 shares of newly issued common stock of Angel Jade in exchange for $17,170 ($19,584 AUD). These two transactions combined were intended to provided Kibush Capital with exactly 51% of the common stock of Angel Jade and control of the that company. On November 6, 2014, the Company further increased its ownership of Angel Jade by purchasing an additional 45,918,300 shares of common stock directly from Angel Jade for $215,994 ($250,000 AUD) and by purchasing 18,367,350 share of common stock from Laima Trust for $86,398 ($100,000 AUD). However, in May of 2016, Angel Jade director and minority owner Alexander King was able to gain control of the company terminate all of Kibush Capital’s ownership interest in Angel Jade. As a result, the Company has not consolidated any financial information of Angel Jade and has written off Angel Jade for the purposes of this report. However, that does not mean the Company will forfeit its available remedies regarding Angel Jade, as the Company believes that the changes Mr. King made to Angel Jade were in violation of Australian law. In fact, on or about September 12, 2016, the Company commenced legal proceedings against Mr. King and others in Australia as described further in Item 3, Legal Proceedings below.

The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”).

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any significant revenues from our current business. In addition, we have sustained losses for the past two years and have a negative working capital at September 30, 2016. We must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to continue our mining exploration activities and business development.

Our Business

Our business is comprised of timber logging and mining exploration through our subsidiary Aqua Mining. Our primary office is located at 7 Sarah Crescent, Templestowe, Victoria 3106, Australia. The Company is an exploration stage company and there is no assurance that a commercially viable mineral deposit exists on any of our properties. Further exploration will be required before a final evaluation as to the economic and legal feasibility is determined.

On February 14, 2014, we entered into an Assignment and Bill of Sale with Five Arrows Limited (“Five Arrows”) pursuant to which Five Arrows agreed to assign to the Company all of its right, title and interest in two 50 ton per hour trammels, one 35 ton excavator, a warehouse/office, a concrete processing apron and four 35 ton per hour particle concentrators which may be utilized for alluvial mining, the assignment also conveyed Five Arrow’s interest in a joint venture with the holders of mining leases (“Leaseholders”) for gold exploration in Papua New Guinea, specifically Mining Leases ML296-301 and ML278 covering approximately 26 hectares located at Koranga in Wau, Morobe Province, Papua, New Guinea (the “Koranga Property”). In consideration therefore, the Company issued 40,000,000 shares of its common stock to Five Arrows. On February 28, 2014, we entered into a joint venture agreement with the Leaseholders (the “Joint Venture Agreement”) for the exploration of minerals on the Koranga Property. The Joint Venture Agreement entitles the leaseholders to 30% and the Company to 70% of net profits from the joint venture. On May 23rd 2015 this Joint Venture was sold to our subsidiary Aqua Mining (PNG) Ltd. Aqua Mining will manage and carry out the exploration at the site, including entering into contracts with third parties and subcontractors (giving priority to the Leaseholders and their relatives and the local community for employment opportunities and spin-off business) at its cost, and all assets, including equipment and structures built on the site, will be the property of the Company. The Leaseholders and Aqua Mining will each contribute 1% from their share of net profits to a trust account for landowner and government requirements. For the period ending September 30, 2014 we have incurred expenditure of $208,512 primarily spent on exploration. From October through to December there has been an expenditure of $56,526 on capital equipment and further exploration costs.

The joint venture involves a lease that, between 2008 and 2011, has produced a total of 55,300 cubic meters of mined material which was processed to extract 51,000 grams of gold – raw weight (approximately 31kg pure gold) over the three years of mining activities. Gold production in 2010 averaged 1.97kg per month and in 2011 averaged 2.26kg per month. The overall raw gold grade is 0.92g per cubic meter. Pure gold grade is 0.55g per cubic meter. The Company is currently in the exploration stage for this lease. If and when successful, the Company may endeavor to undertake additional joint ventures on neighboring leaseholds (8 leaseholds border the area) to capitalize on the infrastructure and equipment we may install at Koranga.

We entered into a memorandum of understanding, dated May 1, 2014 with New Guinea Gold Corporation, for the purchase of New Guinea Gold Ltd., which was terminated by us on May 24, 2014 prior to commencing any transactions contemplated in connection therewith. The Company has no continuing obligations as a result of such termination.

Aqua Mining

Mining:

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

On or about April 8, 2015, the Company commenced exploration of the Alluvial Mining Lease 694/695 via its Subsidiary Aqua Mining PNG Limited. Mr. Vincent Appo, PNG Operations Manager, is overseeing the construction of the required infrastructure which is required for the Company’s exploration activities.

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

Logging:

The Company, through its subsidiary Aqua Mining, was successful in obtaining Government approval for the commercialization of timber resources at Kubuna and Rigo, Papua New Guinea. The area that we have agreements with the landowners cover at Kubuna 40,000 hectares and Rigo 25,000 hectares. We have commenced logging during the December quarter at Rigo and expect to commence at Kubuna during the March quarter. Both sites are excellent resources covering many species of wood, mainly hardwoods kwila and rosewood, there are a number of exotic wood types. It has taken us some time to establish the infrastructure at Rigo, but we have now completed the access road works and established a base camp for 38 on-site workers.

Paradise Gardens Development

Kibush Capital Corporation had entered into a management agreement with Paradise Gardens Development (PNG) Ltd, a Timber Logging and Processing Company with operations in Papua New Guinea (“Paradise Gardens”). The Company has the right to Paradise Gardens operates a Timber Authority registered with the PNG Forest Authority which permits an annual timber harvest of 5000 cubic meters, the total area under the Timber Authority is 3300 hectares. Predominant species include Terminalia, Aglaia, White Cheesewood, Pink Satinwood, Erima, Taun, Rosewood, Kwila and other hardwoods. Paradise Gardens primarily sells its timber locally to retailers and wholesalers in Papua New Guinea. The Company concluded the acquisition of Paradise Gardens on October 7th 2016. During the negotiation period, (June 2015 to October 7th 2016) the Company’s management fee includes the profit earned by Paradise Gardens during such period.

Market

Mining:

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

Timber:

Initially, we are focusing on the domestic market in Papua New Guinea, where there are a number of major suppliers to the retail market place. As our capacity increases, we will look to export timber to the nearby Australian and Asian markets where demand is greater than supply.

Marketing and Distribution:

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

The timber products will be marketed and distributed from our Timber Yard at Laloki (30 minutes North East from Port Moresby PNG). This facility is within easy reach of trade customers and gives quick access to our wholesale customers. In addition, it provides an opportunity for retail sales to be made direct to end consumers. We have developed marketing and distribution strategies based upon our experience working with the Paradise Gardens customer base over the last 12 months.

Competition

The mining industry is acutely competitive in all of its phases. We face strong competition from other mining companies in connection with the acquisition of exploration stage properties or properties containing gold, jade and other mineral reserves. Many of these companies have greater financial resources, operational experience and technical capabilities than us. It is our goal to find undervalued properties and team up with local joint venture partners to streamline our time to market and costs. In PNG in particular we are finding a number of such properties, as the enforcement of the Mining Act has forced traditional landowners to comply with the relevant requirements of the act. Their ability to do so is limited as they do not have the financial, or management resources to comply.

The logging industry is very competitive in Papua New Guinea. We believe that our policy of working with the landowners and providing direct employment to the local villagers appears to provide us with a competitive advantage of greater acceptance of our activities by government officials, local businesses and local Papua New Guineans.

Raw Materials, Principal Suppliers and Customers

We are not dependent on any principal suppliers and our raw materials are produced principally through our own mining activities. Our principal customers for our mining activities are refineries based in PNG. A wholesale customer base is yet to be established but that will occur over the next 12 months, after the company received the appropriate export licenses from the PNG government.

We are not dependent on any principal suppliers and our timber materials are produced principally through our logging activities. There are number of principal customers that we are focused on with the domestic market in PNG. We have established that customer base over the last 12 months and the company is now concentrating on formalizing supply agreements to those customers.

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

On July 24, 2015, we received final approval from the Papua New Guinea Department of Environment and Conservation, the Papua New Guinea Mining Resources Authority and the Mining Advisory Committee. This approval allows for mechanized processing on land controlled by the Koranga Joint Venture for a period of 20 years and Aqua Mining is the licensed contract miner for a period of 5 years. This AML license is limited to 50,000 tones of processing per year and to a maximum of 5-hectares of mining at any one time. We must report our exploration activities and sales monthly to the Mining Resource Authority and comply with the terms of the agreements with the landowners. The tribute agreement for this land requires contribution of 2% of gross sales over 3 grams of ton and 2% of gross sales when under 5 grams per ton.

Environmental Regulations:

Under our Alluvial Mining Lease, we must comply with the provisions of the Mining Act pertaining to Environmental requirements. We are subject to applicable environmental legislation including specific site conditions attached to the mining tenements imposed by the PNG Government Department of Environment and Conservation (“DEC”), the terms and conditions of operating licenses issued by the PNG Mineral Resources Authority (“MRA”) and DEC, and the environment permits for water extraction and waste discharge issued by DEC. In the fourth quarter of fiscal 2014, the PNG Parliament approved a name change for the Department of Environment and Conservation to the Conservation Environment Protection Authority and that change has become effective.

Under our Logging TA, we must comply with the provisions of the Forestry Act 1991 pertaining to Environmental requirements. We are subject to applicable environmental legislation including specific site conditions attached to the Logging TA imposed by the PNG Government Department of Environment and Conservation (“DEC”), the terms and conditions of operating licenses issued by the PNG Forest Authority (“FA”) and DEC, and the environment permits for water extraction and waste discharge issued by DEC. In the fourth quarter of fiscal 2014, the PNG Parliament approved a name change for the Department of Environment and Conservation to the Conservation Environment Protection Authority and that change has become effective.

Employees

As of January 15, 2017, the Company has 49 full time employees.

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

Exploration History

The historic alluvial mining activities for the Koranga leases was previously undertaken by New Guinea Gold Ltd. from 1935 to 1942, by Koranga Aluvial Mining Ltd. from 1943 to 1944, and by Koranga Westland Ltd. from 2008 to 2011. Koranga Westland Ltd.’s results were follows:

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

4. A total of 55,300 cubic meters of mined material was processed to extract 51,000 grams of gold – raw weight (approximately 31kg pure gold) over the two years of mining activities, during the period from 2008 to 2011.

5. The mined material is comprised both of conglomerates and interbedded conglomerate, siltstone, sandstone and mudstones.

6. The mined material was rare to weakly lithified, free digging, poorly consolidated with rock clasts dislodging easily.

7. Only sluice boxes were used to capture the concentrates. The recovery was 80% during the period from 2008 to 2011.

All production data was recorded in a computer on site. A summary of the production data is given in Table 001 below

Date		Total Loads	Production	Grade ( Ave )	Trommels in
From	To	M3	Gold (g)	(g/m3)	Operation
11/27/2009	12/21/2009	311.04	245.6	0.8	Trommel 1
1/01/2010	08/16/2010	10295.2	9136.2	0.9	Trommel 1
8/17/2010	08/31/2010	924.8	2097.1	2.3	Trommel 1
09/01/2010	09/30/2010	1730	3447.2	1.3	Trommel 1
10/01/2010	10/31/2010	2513	2584.8	1.03	Trommel 1
11/01/2010	11/30/2010	4332	2605.3	0.6	Trommel 1
01/01/2011	01/31/2011	1555	2018.6	1.3	Trommel 1
02/01/2011	02/28/20	11 2061	915.9	0.45	Trommel 1&2
03/01/2011	03/31/20	11 3666	2967.3	0.81	Trommel 1&2
04/01/2011	04/30/20	11 4195	4051.4	0.97	Trommel 1&2

Koranga Westland Ltd. ceased production in 2011 due to capital constraints.

The Company does not plan to undertake any exploration and/or development of the property. The property is split by the Koranga creek with sedimentary deposits running through the creek and side walls with visible gold strata’s. The exploration activities will be alluvial mining and to that nature will be open pit. The present condition of the property is an open area with a river running through the center of the mining leases.

The equipment used is new, the modernization is basic as the type of mining at this stage is sluice boxes and pressure hoses. The current mining lease only allows for non-mechanized processing. The current cost of equipment is approximately $150,000 and if and when we move to mechanized processing, we estimate the cost of equipment to be in excess of $1,000,000.

There has been no annual production of minerals to report for the Koranga Joint Venture properties for fiscal years 2016 and 2015.

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

Exploration work will be performed and/or supervised by Mr. Ken Unamba, a geologist and member of our advisory committee. Mr. Unamba has a Science Degree majoring in Geology. His 22 years’ work experience covers Exploration Geologist for Tolukuma Gold Mine Ltd., Consulting Geologist for Harmony Gold SE Asia and Filmena Resources Corp Philippines. He was appointed to the then Mining Advisory Board in 2000 for five years as Technical Advisor.

Our exploration budget for Aqua Mining is $200,000, including geophysics, sampling and exploration labor.

At this time, we are uncertain how our exploration work will be funded.

ITEM 3.	LEGAL PROCEEDINGS.

We are currently in litigation with Alexander King (“King”) and other defendants regarding the Company’s ownership of Angel Jade. The action was commenced by the Company on September 12, 2016, in the Supreme Court of Victoria (Australia) as Case No. S ECI 2016 01205, In the matter of Angel Jade Pty Ltd (ACN 146 720 578). The Principal parties are Kibush Capital, Angel Jade, New Century, 4K Nominees and Alexander King.

In September 2014 Angel Jade was owned 50% by the King and 50% by Five Arrows. Alexander King and Warren Sheppard were the sole directors. In October of 2014, Five Arrows transferred its shares in Angel Jade to the Company. On October 8, 2014, Angel Jade issued an additional 1% of its shares to Kibush resulting in Angel Jade being held 49% by King (90,000,000 shares) and 51% by Kibush Capital (93,673,470 shares). On November 6, 2014, King agreed to sell Kibush Capital 18,367,350 shares in Angel Jade for the sum of $100,000 of which King has been paid $25,000, resulting in the shares in Angel Jade being held by King 71,632,650, and by Kibush Capital 112,040,720. The agreement is recorded in a document headed ’Share Purchase Form’ dated November 6, 2014. On 6 November 2014 Angel Jade agreed to issue 45,918,375 shares to Kibush Capital for the price of $250,000 of which Kibush Capital has paid $67,358.19, resulting in the shares in Angel Jade being held by King 71,632,650, and by Kibush Capital 157,959,195. The transaction is recorded in the Minutes of a Meeting of Directors of Angel Jade signed by King dated November 6, 2014. On or about November 12, 2015 the shareholding in Angel Jade was adjusted to 71,632,650 shares held by King (30%), and 157,959,195 shares held by Kibush Capital (70%), total issued number of shares in Angel Jade 229,591,845).

On or about May 5, 2016 and without his knowledge or consent, Warren Sheppard was removed as a director of Angel Jade. On or about May 5, 2016 and without the knowledge or consent of Warren Sheppard or Kibush Capital, the issued and outstanding shares in Angel Jade was reduced to 200,001,000. On or about May 5, 2016 and without the knowledge or consent of Kibush Capital or Warren Sheppard, the shareholder records of Angel Jade were altered to show ownership of Angel Jade as follows:

New Century	90,000,000 shares;
4K Nominees	90,000,000 shares;
Five Arrows	500 shares;
Fourth Defendant	20,000,000 shares, and
King holding	500 shares

The Company claims that King’s alteration of the directors and ownership of Angel Jade was oppressive to, unfairly prejudicial to, or unfairly discriminatory against Kibush Capital contrary to section 232 of the Corporations Act 2010. The Company is seeking a declaration that the Kibush Capital is entitled to 70% of the issued shares of the First Defendant; or in the alternative, a declaration that Kibush Capital is entitled to 51% of the issued shares of Angel Jade; damages equal to the $67,358.19 paid to Angel Jade and damages of the $ paid to King. However, there remains a possibility that the litigation may be settled prior to adjudication by the Court.

We are not presently a party to any other litigation.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET PRICE FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Fiscal Year – 2016	High Bid	Low Bid
Fourth Quarter: 7/1/16 to 9/30/16	0.0072	0.0011
Third Quarter: 4/1/16 to 6/30/16	0.0299	0.0011
Second Quarter: 1/1/16 to 3/31/16	0.0176	0.005
First Quarter: 10/1/15 to 12/31/15	0.035	0.0075

Fiscal Year – 2015	High Bid	Low Bid
Fourth Quarter: 7/1/15 to 9/30/15	0.045	0.0075
Third Quarter: 4/1/15 to 6/30/15	0.12	0.027
Second Quarter: 1/1/15 to 3/31/15	0.32	0.1004
First Quarter: 10/1/14 to 12/31/14	0.50	0.1101

Our shares of common stock are traded on the OTC Pink operated by the OTC Markets Group, Inc., under the symbol “DLCR”. The shares trading of our common stock began on August 1, 2013.

Holders

As of January 15, 2017, we had 202 stockholders of record.

Dividends

We have never declared or paid cash dividends. There are currently no restrictions which limit our ability to pay dividends in the future.

On January 13, 2017 the closing bid price of our common stock on the OTC pink sheets quotation system was $0.0012 per share.

As of January 15, 2017, there were 202 holders of record of our common stock.

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

On August 23, 2016, the Company issued a 9.00% Convertible Promissory Note due August 23, 2017 with a principal amount of $25,000 for cash. Interest on the 2016 Note is accrued annually effective from October 1, 2016 forward. The 2016 Note is unsecured and repayable on demand. The 2016 Note is senior in right to all existing and future indebtedness which is subordinated by its terms and at the option of the Lender, the principal along with any accrued interest may be converted in whole or part into Common Stock at a price of $0.001.

On September 17, 2016, the Company issued a 9.00% Convertible Promissory Note due September 17, 2017 with a principal amount of $25,000 for cash. Interest on the 2016 Note is accrued annually effective from October 1, 2016 forward. The 2016 Note is unsecured and repayable on demand. The 2016 Note is senior in right to all existing and future indebtedness which is subordinated by its terms and at the option of the Lender, the principal along with any accrued interest may be converted in whole or part into Common Stock at a price of $0.001.

Each of the foregoing issuances was exempt from the registration requirements of the Securities Act of 1933, as amended pursuant to Section 4(2).

As of January 15, 2017, there are 476,392,976 shares of the Company’s common stock issued and outstanding.

Securities authorized for issuance under equity compensation plans

We have no equity compensation plans at the present time.

Section 15(g) of the Securities Exchange Act of 1934

Our company’s shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

The application of the penny stock rules may affect your ability to resell your shares.

ITEM 6.	SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis provides information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. You should read this analysis in conjunction with our audited consolidated financial statements and related notes and our unaudited consolidated interim financial statements and their notes. This discussion and analysis contains statements of a forward-looking nature relating to future events or our future financial performance. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend” and “plan” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. Such statements are only predictions, and actual events or results may differ materially.

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation

.

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

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K for the year ended September 30, 2016 (this “Report”). This report contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Certain statements including, without limitation, statements containing the words “believes”, “anticipates,” “expects” and the like, constitute “forward-looking statements”. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Plan of Operations

The Company’s current plan of operation is to continue and expand our logging operations and to refocus on mining activities after achieving sufficient cash flow from logging and timber sales.

The Company has spent considerable time and effort understanding and developing processes for our logging, processing and sale of finished products. The Company is now ready to deliver to the market place approximately 150 cubic meters of processed timber for sale to both the wholesale and retail markets. We anticipate that the average sales revenue for processed timber will be approximately $750.00 per cubic meter.

Within the next 6 months, the Company plans to (1) acquire and place additional processing equipment in our new Timber yard at Laloki, and (2) acquire additional logging equipment to be deployed as required in Rigo and Kubuna. We have placed deposits on various processing equipment, but we may need to finance the balance of the processing equipment and the additional logging machinery. Once the additional logging and processing equipment is placed, we believe that our capacity will increase to approximately 500 cubic meters per month. Moreover, the new processing equipment will allow us to customize our products to specific customer requirements and offer additional value added timber products, which should help the Company increase profit margins on its timber sales.

With current operations at Rigo and Kubuna, we are optimistic that we can sell an average quantity of 300 cubic meters of timber per month by March of 2017. To support this target, we plan to develop export markets for our finished timber products to avoid relying too heavily on sales to any one region, diversify our customer base and build a more stable sales market. In addition to Rigo and Kubuna, we are investigating additional areas in PNG for potential timber operations to support our projected volume for the next 3 years.

Once we have sustainable excess profits from our logging activities, we plan to renew our mining exploration efforts at Wau. That project needs considerable additional capital to commence any substantial revenue producing activities. At this time, the Company plans to self-fund the mining exploration at Wau with anticipated revenues from its timber operations rather than utilizing third party financing. We anticipate renewed exploration activities at Wau during our 2017 fiscal year.

Results of Operations

For the year ended September 30, 2016 and September 30, 2015

Revenues

The Company had $141,187 in revenue for the year ended September 30, 2016 and $32,000; for the year ended September 30, 2015. The increase in revenue of $109,187 is attributable to the sale of timber under the management agreement with Paradise Gardens.

Operating expenses

The Company had operating expenses of $ 899,982 for the year ended September 30, 2016 consisting of general and administrative expenses, as compared with operating expenses of $1,121,574 for the year ended September 30, 2015 consisting of general and administrative expenses. The decrease of $221,592 was attributable to the Company focusing primarily on its Logging Operations, a decrease in expenditure on the Koranga Gold Leases, and a decrease in the cost of the derivative financing.

Net Loss

The Company had a net operating loss of $1,301,909 for the year ended September 30, 2016 compared with a net operating loss of $1,290,613 for the year ended September 30, 2015. The decrease of $11,296 was primarily attributable to the improved revenues from the logging operations and a decrease in expenditure at Koranga.

Operating Activities

Net cash used in operating activities was $419,812 for the year ended September 30, 2016 compared to net cash used in operating activities of $925,854 for the year ended September 30, 2015. The decrease of $506,042 was a result improved revenue from the logging operations and a decrease in expenditure on the infrastructure at Koranga.

Investing Activities

Net cash used in investing activities was $92,086 for the year ended September 30, 2016 compared to $17,050 for the year ended September 30, 2015. This increase resulted from the acquisition of Plant and Equipment for the logging operations.

Financing Activities

Net cash provided by financing activities was $317,184 for the year ended September 30, 2016 compared to $809,414 for the year ended September 30, 2015. The decrease of $492,230 was mainly due to a decrease in the cost of derivative financing.

Liquidity and Capital Resources

As of September 30, 2016, the Company had total current assets of $25,221 and total current liabilities of $3,099,080 resulting in a working capital deficit of $3,073,859. As of September 30, 2015, the Company had total current assets of $10,763 and total current liabilities of $1,923,195 resulting in a working capital deficit of $1,912,432. The decrease in working capital deficit arose mainly due to increase in loans owing to related parties, who provided advances to the Company for working capital purposes. The Company had cash as of September 30, 2016 of $221. The Company intends to fund its exploration through the revenues from the logging activities and the sale of its equity securities. However, there can be no assurance that the Company will be successful doing so. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. We currently believe that the Company will need approximately $2,000,000 over the next 12 months to implement our desired expansion of mining activities and logging activities.

Going Concern

The Company is in the development stage and has insufficient revenues to cover its operating costs. As of September 30, 2016, the Company had an accumulated deficit of $12,288,586 and a working capital deficiency and insufficient cash resources to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan for our continued existence includes selling additional stock through private placements and borrowing additional funds to pay overhead expenses while maintaining marketing efforts to raise our sales volume. Our future success is dependent upon our ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. There is no assurance that we will be able to generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue as a going concern.

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

Off Balance Sheet Arrangements

We have no off-balance sheet arrangements other than as described above.

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Kibush Capital Corporation

We have audited the accompanying consolidated balance sheets of Kibush Capital Corporation as of September 30, 2016, and 2015, and the consolidated related statements of income, stockholders’ equity, and cash flows for each of the years in the two-year period ended September 30, 2016. Kibush Capital Corporation’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Kibush Capital Corporation as of September 30, 2016, and 2015, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended September 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and negative cash flows from operations the past two years. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DLL CPAS, LLC
Bonita Springs, FL

February 6, 2017

KIBUSH CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEET

September 30,

	September 30, 2016	September 30, 2015
ASSETS
Current assets:
Cash	$221	$10,763
Cash in transit	$25,000
Total current assets	25,221	10,763

Property and equipment, net	100,291	48,544
Paradise Gardens	18,377
Shares in Aqua Mining	-	-
Other assets	25,112	22,627
Deposits Paid	-	9,562
Goodwill	-	14,000
Total assets	$169,001	$105,496

LIABILITIE AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$-	$11,147
Accrued expenses	715,048	326,187
Promissory notes payable	-	34,374
Convertible notes payable, net of discounts of $80,434 and $3,099, respectively	234,591	182,166
Loan from related party	1,162,741	834,527
Derivative liabilities	986,700	498,417
Deposits
Shares to be Issued - Five Arrows	-	36,378
Total current liabilities	3,099,080	1,923,195

Stockholders’ deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; Series A 3,000,000 shares issued and outstanding at September 30, 2016 and 2015, respectively	3,000	3,000
Common stock, $0.001 par value; 500,000,000 shares authorized at September 30, 2016 and 2015, respectively; 267,513,362 and 77,399,187 shares issued and outstanding at September 30, 2016 and 2015, respectively	267,513	77,399
Additional paid-in capital	9,136,631	9,151,960
Accumulated Operating Deficit	(12,288,586)	(10,986,677)
Total stockholders' deficit, including non-controlling interest	(2,881,441)	(1,754,318)
Non-Controlling interest	(48,637)	(63,381)
Total stockholders’ deficit	(2,930,079)	(1,817,699)
Total liabilities and stockholders’ deficit	$169,002	$105,496

“See notes to financial statements”

KIBUSH CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIENCY)

For the years ended September 30, 2016 and 2015

								Accumulated
					Additional	Non		Other	Total
	Common Stock		Preferred Stock		Paid-in	Controlling	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Income	Deficit
Balance at September 30, 2014	53,837,485	53,837	3,000,000	3,000	8,454,962	3	-9,696,066	-	-1,184,264

Repayment of convertible loans @ .001 per share of common stock	6,560,000	6,560							6,560
Common stock issued - Warren Sheppard	3,001,702	3,002			696,998				700,000
Common stock issued - Five Arrows	14,000,000	14,000							14,000
Exchange rate variation						-928	2		-926
Net Income (Loss)						-62,456	-1,290,613		-1,353,069
Balance at September 30, 2015	77,399,187	77,399	3,000,000	3,000	9,151,960	-63,381	-10,986,677	-	-1,817,699

Common stock issued for repayment of convertible note	165,669,175	165,669			(15,329)				150,340
Common stock issued for bonus	24,445,000	24,445							24,445
Exchange rate variation						-10			-10
Net Income (Loss)						14,754	-1,301,909		-1,287,155
Balance at September 30, 2016	267,513,362	267,513	3,000,000	3,000	9,136,631	-48,637	-12,288,586	-	-2,930,078

“See notes to financial statements”

KIBUSH CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended September 30,

	Year Ended	Year Ended
	Sept 30, 2016	Sept 30, 2015
Net revenues	$141,187	$32,000
Cost of sales	-	-
Gross profit	141,187	32,000

Operating expenses:
Research and development	-	-
General and administrative
General and administrative	899,982	1,121,574
Total operating expenses	899,982	1,121,574
Loss from operations	(758,796)	(1,089,574)

Other income (expense):
Interest income	-	-
Interest expense	(582,762)	(389,425)
Other income	-	-
Change in fair value of derivative liabilities	(7,525)	247,098
Total other expense, net	(590,287)	(142,328)
Loss before provision for income taxes	(1,349,082)	(1,231,902)
Provision for income taxes	-	-
Net loss from Operations	$(1,349,082)	$(1,231,902)
Less: Loss attributable to non-controlling interest	21,874	63,381
Gain/Loss from discontinued operations	132,677
Less net loss from discontinued operations	(107,377)	(122,092)
Net loss attributable to Holding Company	(1,301,909)	(1,290,613)

Basic and diluted loss per common share	$(0.04)	$(0.03)
Weighted average common shares outstanding
basic and diluted	36,026,011	36,026,011

“See notes to financial statements”

KIBUSH CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended September 30,

	Year Ended	Year Ended
	September 30, 2016	September 30, 2015
Operating Activities:
Net loss	$(1,301,909)	$(1,290,613)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	22,289	5,604
Amortization of debt discount	480,758	334,731
Discontinued operations	107,377	122,092
Gain/Loss from discontinued operations	(132,677)	(122,092)
Change in fair value of derivative instruments	7,525	(247,098)
Stock based payments	-	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	-	6,035
Others asset	29,008	(22,128)
Accounts payable	-	8,190
Accrued expenses	265,813	137,500
Accrued interest	102,004	76,187
Deposits	-	65,738
Net cash used in operating activities	(419,812)	(925,854)

Investing Activities:
Investment in Angel Jade		-
Goodwill on Consolidation	-	(14,000)
Paradise Gardens	18,377	-
Purchase of property and equipment	73,709	31,050
Net cash used in investing activities	92,086	17,050
Financing Activities:
Proceeds from issuance of convertible debt, net of debt discounts	-	-
Repayment of loan from related party	-	-
Proceeds from related party loans, net of debt discounts	334,387	745,204
Effective of exchange rates on cash	(17,203)	64,211
Net cash provided by financing activities	317,184	809,414
Net change in cash	(10,542)	(99,390)
Cash, beginning of year	10,763	110,152
Cash, end of year	$221	$10,763

“See notes to financial statements”

KIBUSH CAPITAL CORPORATION

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Business

Kibush Capital Corporation (formerly David Loren Corporation) (the “Company”) includes its 90% owned subsidiary Aqua Mining (PNG). See Basis of Presentation below. The Company has two primary businesses: (i) mining exploration within Aqua Mining, and (ii) timber operations in Papua New Guinea by Aqua Mining.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at September 30, 2015, the Company has an accumulated deficit of $10,986,677 and $12,288,586. as of September 30, 2016, and has not earned sufficient revenues to cover operating costs since inception and has a working capital deficit. The Company intends to fund its mining exploration through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year.

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

Functional and Reporting Currency

The consolidated financial statements are presented in U.S. Dollars. The Company’s functional currency is the U.S. Dollar. The functional currency of Aqua Mining is the Papua New Guinean kina. Assets and liabilities are translated using the exchange rate on the respective balance sheet dates. Items in the income statement and cash flow statement are translated into U.S. Dollars using the average rates of exchange for the periods involved. The resulting translation adjustments are recorded as a separate component of other comprehensive income/(loss) within stockholders’ equity.

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Kibush Capital and Aqua Mining. All intercompany accounts and transactions have been eliminated.

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

On June 10, 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-10, Development Stage Entities (Topic 915) – Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation, which eliminates the concept of a development stage entity (DSE) in its entirety from current accounting guidance. The Company has elected early adoption of this new standard.

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

In applying the Black-Scholes valuation model, the Company used the following assumptions during the year ended September 30, 2016:

For the year ended September 30, 2016
Annual dividend yield	-
Expected life (years)	0.50 – 1.00
Risk-free interest rate	0.03% — 0.13%
Expected volatility	210.12. % —400.48%

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

The following table presents the Company’s embedded conversion features of its convertible debt measured at fair value on a recurring basis as of September 30, 2015, and as of September 30, 2016:

	Carry Value at	Carry Value at
	September 30, 2016	September 30, 2015
Derivative liabilties:
Embedded conversion features - notes	$890,568	$498,417

Total derivative liability	$890,568	$498,417

	For the year ended	For the year ended
	September 30, 2016	September 30, 2015
Change in fair value included in other income (expense), net	-7,525	13,1044

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs:

	For the year ended September 30,2016	For the year ended September 30, 2015
Embedded Conversion
Features - Notes:
Balance at beginning of year	$498,417	$752,997
Change in derivative liabilities	$399,676	$(385,624)
Net change in fair value included in net loss	(7,525)	131,044
Ending balance	$890,568	$498,417

The Company re-measures the fair values of all its derivative liabilities as of each period end and records the net aggregate gain/loss due to the change in the fair value of the derivative liabilities as a component of other expense, net in the accompanying consolidated statement of operations. During the years ended September 30, 2016 and 2015, the Company recorded a net increase (decrease) to the fair value of derivative liabilities balance of $ (7,525) and $ 131,044, respectively.

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

Research and Development

Research and development costs are recognized as an expense in the period in which they are incurred. The Company incurred no research and development costs for the years ended September 30, 2016 and 2015, respectively.

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

To achieve that core principle, an entity would be required to apply the following five steps: 1) identify the contract(s) with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations in the contract; and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted, FASB has delayed the revenue recognition effective date by one year December 31, 2017.

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

NOTE 3 – INVESTMENTS IN SUBSIDIARIES

The Company owns interests in the following entities which was recorded at their book value since they were related party common control acquisitions.

	Investment	Ownership %
Aqua Mining (PNG)	34	90%

As Aqua Mining (PNG) Ltd was acquired from a related entity, Five Arrows Limited (see Note 9 – Business Combinations), the shares were recorded in the accounts at their true cost value.

Angel Jade has been included as a subsidiary of the Company in its prior reports. However, the Company’s ownership and control of Angel Jade was terminated by Angel Jade during 2016 – See Item 3, Legal Proceedings. According to the records of Angel Jade, the Company held no ownership interest in Angel Jade as of September 30, 2016. As such, the Company has removed Angel Jade and its related financial data from this report, including removal of Angel Jade financial data from the 2015 fiscal year for financial comparison purposes.

NOTE 4 – PROPERTY AND EQUIPMENT

	September 30, 2016	September 30, 2015
Building and Improvements	$-	$-
Plant Equipment	16,073	3,724
Computer Equipment	-	-
Office Equipment	-	-
Motor Vehicle	111,585	50,424
	127,658	54,148
Less accumulated depreciation	-27,367	-5,604
	$100,291	$48,544

Depreciation expense was approximately $22,289 for the year ended September 30, 2016 and $5,604 for the year ended September 30, 2015.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

	September 30, 2016
	Note Face Amount	Debt Discount	Net Amount of Note
2011 Note	$22,166	$-	$22,166
2012 Note	48,000	-	48,000
2013 Note	12,000	-	12,000
2014 Note	92,300	-	92,300
2016 Note	10,125	-	10,125
2016 Note	25,000	-	25,000
2016 Note	25,000	-	25,000
Total	$234,591	$-	$234,591

	September 30, 2015
	Note Face Amount	Debt Discount	Net Amount of Note
2011 Note	$22,166	$-	$22,166
2012 Note	48,000	-	48,000
2013 Note	12,000	-	12,000
2014 Note	100,000	-	100,000
Total	$182,166	$-	$182,166

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of September 30, 2016, is $22,166. As of September 30, 2016, the note has been discounted by $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of September 30, 2016, is $48,000. As of September 30, 2016, the note has been discounted by $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of September 30, 2016, is $12,000. As of September 30, 2016, the note has been discounted by $0.

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

The Company established a debt discount of $100,000, representing the value of the embedded conversion feature inherent in the convertible debt and warrant, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2014, the Company recorded amortization of the debt discount of $19,566. The balance of the debt discount was $80,434 at September 30, 2014. For the year ended September 30, 2016, the Company recorded amortization of the debt discount of $0. The balance of the debt discount was $0 at September 30, 2016. The face amount of the outstanding note as of September 30, 2016, is $92,300.

2016 Notes

On January 5, 2016, the Company issued a $47,615 Convertible Promissory Note to the McGee Law Firm for services rendered. The Note was due on October 31, 2016 and carried interest at 12.0% per annum. On or after May 1, 2016, at the option of the holder, the then outstanding amount of the Note was convertible into common stock of the Company at a conversion price equal to the lesser of $0.01 per share or 50% of the three lowest closing prices average for the 10 business days prior to the conversion date.

On August 11, 2016, the Company restructured a portion a Convertible Promissory Note issued on January 5, 2016 in conjunction with an assignment of that Note. The restructured Note was a 9.00% Convertible Promissory Note due August 11, 2017 with a principal amount of $30,000. Interest on the 2016 Note is accrued annually effective from September 1, 2016 forward. This Note was unsecured and repayable on demand. The 2016 Note is senior in right to all existing and future indebtedness which is subordinated by its terms and at the option of the Lender, the principal along with any accrued interest may be converted in whole or part into Common Stock at a price of $0.001. The face amount of the outstanding note as of September 30, 2016, is $0. As of September 30, 2016, the note has been discounted by $0.

On September 13, 2016, the Company restructured a portion a Convertible Promissory Note issued on January 5, 2016 in conjunction with an assignment of that Note. The restructured Note was a 9.00% Convertible Promissory Note due September 13, 2017 with a principal amount of $15,836.32. Interest on the 2016 Note is accrued annually effective from October 1, 2016 forward. The 2016 Note is unsecured and repayable on demand. The 2016 Note is senior in right to all existing and future indebtedness which is subordinated by its terms and at the option of the Lender, the principal along with any accrued interest may be converted in whole or part into Common Stock at a price of $0.001.

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of September 30, 2016, is $10,125. As of September 30, 2016, the note has been discounted by $0.

On August 23, 2016, the Company issued a 9.00% Convertible Promissory Note due August 23, 2017 with a principal amount of $25,000 for cash. Interest on the 2016 Note is accrued annually effective from October 1, 2016 forward. The 2016 Note is unsecured and repayable on demand. The 2016 Note is senior in right to all existing and future indebtedness which is subordinated by its terms and at the option of the Lender, the principal along with any accrued interest may be converted in whole or part into Common Stock at a price of $0.001.

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of September 30, 2016, is $25,000. As of September 30, 2016, the note has been discounted by $0.

On September 17, 2016, the Company issued a 9.00% Convertible Promissory Note due September 17, 2017 with a principal amount of $25,000 for cash. Interest on the 2016 Note is accrued annually effective from October 1, 2016 forward. The 2016 Note is unsecured and repayable on demand. The 2016 Note is senior in right to all existing and future indebtedness which is subordinated by its terms and at the option of the Lender, the principal along with any accrued interest may be converted in whole or part into Common Stock at a price of $0.001.

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of September 30, 2016, is $25,000. As of September 30, 2016, the note has been discounted by $0.

NOTE 6 – LOAN FROM RELATED PARTY

Convertible Notes Issued to the President and Director of Kibush Capital Corporation:

	September 30, 2015
	Note face amount	Debt Discount	Net Amount of note

Loan from related party	$834,527	$0	$834,527

Total	$834,527	$0	$834,527

	September 30, 2016
	Note face amount	Debt Discount	Net Amount of note

Loan from related party	$1,162,741	$0	$1,162,741

Total	$1,162,741	$0	$1,162,741

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

The Company established a debt discount of $157,500, representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2014, the Company recorded amortization of the debt discount of $78,966. The balance of the debt discount was $78,534 at September 30, 2014. As of September 30, 2016, the balance of the debt discount was $0.

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

The Company established a debt discount of $110,741 representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2014, the Company recorded amortization of the debt discount of $27,913. The balance of the debt discount was $82,828 at September 30, 2014. As of September 30, 2016, the balance of the debt discount was $0.

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

The Company established a debt discount of $98,575 representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2014, the Company recorded amortization of the debt discount of $0. The balance of the debt discount was $98,575 at September 30, 2014. As of September 30, 2016, the balance of the debt discount was $0.

As of September 30, 2014, and 2013, cumulative interest of $96,579 and $0 respectively, has been accrued on these notes.

The Company established a debt discount of $61,273 representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2016, the Company recorded amortization of the debt discount of $0. The balance of the debt discount was $0 at September 30, 2016.

On October 1, 2016, the Company issued an 8% Promissory Note due September 30, 2017 with a principal amount of $155,300 (the “October 2016 Note”) for cash received between the period September 30, 2014 and April 28,2015. No interest was to accrue on the first two years of the loan, interest on the October 2016 Note is to be accrued annually effective from October 1, 2016 forward. The October 2016 Note is unsecured. Cavenagh Capital Corporation is a shareholder in Kibush Capital Corporation.

NOTE 7 – STOCKHOLDER’S DEFICIT

Common Stock

On August 22, 2013, the Company’s Board authorized a 225:1 reverse stock split. All share and per share data in the accompanying financial statements and footnotes has been adjusted retrospectively for the effects of the stock split.

On October 12, 2013, the Company issued by director’s resolution, 10,000,000 shares of newly issued common stock for the purchase of a Memorandum of Understanding (dated September 2, 2013) from a related company (Five Arrows Limited); which gave Kibush Capital Corporation the right to acquire 80% ownership in Instacash Pty Ltd, an Australian Currency Services provider, and corporate trustee of the Instacash Trust. As this transaction was with a related party, the value was recorded at the par value of the stock i.e. $0.001 per share of common stock.

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

Between April 1, 2016 and September 30, 2016, the Company issued a total of 190,114,175 shares of common stock upon the requests from convertible note holders to convert principal totaling $190,114 into the Company’s common stock based on the terms set forth in the loans. The conversion rate was $0.001.

Preferred Stock

Preferred stock includes 50,000,000 shares authorized at $0.001 par value, of which 10,000,000 have been designated Series A and 5,000,000 designated as Series B. A total of 3,000,000 shares of Series A preferred stock are issued and outstanding as of September 30, 2015, and September 30, 2016. No Series B preferred stock were outstanding as of September 30, 2015, and a total of 5,000,000 shares of Series B preferred stock were issued and outstanding and September 30, 2016.

NOTE 8 – INCOME TAXES

The provision/(benefit) for income taxes for the year ended September 30, 2016 and 2015 was as follows (assuming a 15% effective tax rate)

	September 30, 2016	September 30, 2015	September 30, 2014
Current Tax Provision
Federal-
Taxable Income	-	-	-
Total current tax provisions	-	-	-
	$-	$-	$-

Deferred Tax Provision
Federal-
Loss carry forwards	$195,286	$193,592	$263,821
Change in valuation allowance	$-195,286	$-193,592	$-263,821
Total deferred tax provisions	$-	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended September 30, 2014 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2016, the Company had approximately $12,288,586 in tax loss carry forwards that can be utilized future periods to reduce taxable income, and the carry forward incurred for the year ended September 30, 2016 will expire by the year 2035.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Corporation are subject to examination by the IRS, generally for three years after they are filed.

NOTE 9 – RELATED PARTY TRANSACTIONS

Details of transactions between the Corporation and related parties are disclosed below.

The following transactions were carried out with related parties:

	September 30, 2016	September 30, 2015

Loan from related party	$1,162,741	$834,527
Convertible Loans (B)	$234,591	$182,166
Total	$1,397,332	$1,016,693

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

NOTE 10 – BUSINESS COMBINATIONS

et out below are the controlled and non-controlled members of the group as of September 30, 2016, which, in the opinion of the directors, are material to the group. The subsidiaries as listed below have share capital consisting solely of ordinary shares, which are held directly by the Company; the country of incorporation is also their principal place of business.

Name of Entity	Country of Incorporation	Acquisition Date	Voting Equity Interests	Nature of Relationship
Aqua Mining (PNG) Ltd	Papua New Guinea	28-Feb-2014	90%	Note 1

Note 1: On February 14, 2014, the Company entered into an Assignment and Bill of Sale with Five Arrows Limited (“Five Arrows”), a related party, pursuant to which Five Arrows agreed to assign to the Company all of its right, title and interest in two 50 ton per hour trammels, one 35 ton excavator, a warehouse/office, a concrete processing apron and four 35 ton per hour particle concentrators for use in our mining exploration. In consideration, the Company issued 40,000,000 shares of its common stock to Five Arrows. On February 28, 2014, the Company entered into a joint venture agreement with the holders of alluvial gold mining leases (“Leaseholders”) of Mining Leases covering approximately 26 hectares located at Koranga in Wau, Morobe Province, Papua, New Guinea for gold mining exploration (“Joint Venture Agreement”). The Joint Venture Agreement entitles the leaseholders to 30% and the Company to 70% of net profits from the joint venture. The Company will manage and carry out mining exploration at the site, including entering into contracts with third parties and subcontractors (giving priority to the Leaseholders and their relatives and the local community for employment opportunities and spin-off business) at its cost, and all assets, including equipment and structures built on the site, will be the property of the Company. The Leaseholders and the Company will each contribute 1% from their share of net profits to a trust account for landowner and government requirements.

On July 27, 2015, we recently received a 5-year extension for our Mining Lease of ML 296-301 from the Mining Resource Authority in Papua New Guinea. ML 296-301 is part of the Koranga Joint Venture and is controlled by our subsidiary Aqua Mining.

The Company’s former subsidiary, Angel Jade has been deconsolidated in accordance with ASC 810-10-40-4A since the Company’s ownership and control of Angel Jade was terminated by Angel Jade during 2016 – See Note 11. According to the records of Angel Jade, the Company held no ownership interest in Angel Jade as of September 30, 2016. As such, the Company has written off Angel Jade and removed it from this report. We have also removed the Angel Jade financial data from the 2015 fiscal year for financial comparison purposes.

NOTE 11 – LEGAL PROCEEDINGS

We are currently in litigation with Alexander King (“King”) and other defendants regarding the Company’s ownership of Angel Jade. The action was commenced by the Company on September 12, 2016, in the Supreme Court of Victoria (Australia) as Case No. S ECI 2016 01205, In the matter of Angel Jade Pty Ltd (ACN 146 720 578). The Principal parties are Kibush Capital, Angel Jade, New Century, 4K Nominees and Alexander King.

In September 2014 Angel Jade was owned 50% by the King and 50% by Five Arrows. Alexander King and Warren Sheppard were the sole directors. In October of 2014, Five Arrows transferred its shares in Angel Jade to the Company. On October 8, 2014, Angel Jade issued an additional 1% of its shares to Kibush resulting in Angel Jade being held 49% by King (90,000,000 shares) and 51% by Kibush Capital (93,673,470 shares). On November 6, 2014, King agreed to sell Kibush Capital 18,367,350 shares in Angel Jade for the sum of $100,000 of which King has been paid $25,000, resulting in the shares in Angel Jade being held by King 71,632,650, and by Kibush Capital 112,040,720. The agreement is recorded in a document headed ‘Share Purchase Form’ dated November 6, 2014. On 6 November 2014 Angel Jade agreed to issue 45,918,375 shares to Kibush Capital for the price of $250,000 of which Kibush Capital has paid $67,358.19, resulting in the shares in Angel Jade being held by King 71,632,650, and by Kibush Capital 157,959,195. The transaction is recorded in the Minutes of a Meeting of Directors of Angel Jade signed by King dated November 6, 2014. On or about November 12, 2015 the shareholding in Angel Jade was adjusted to 71,632,650 shares held by King (30%), and 157,959,195 shares held by Kibush Capital (70%), total issued number of shares in Angel Jade 229,591,845).

On or about May 5, 2016 and without his knowledge or consent, Warren Sheppard was removed as a director of Angel Jade. On or about May 5, 2016 and without the knowledge or consent of Warren Sheppard or Kibush Capital, the issued and outstanding shares in Angel Jade was reduced to 200,001,000. On or about May 5, 2016 and without the knowledge or consent of Kibush Capital or Warren Sheppard, the shareholder records of Angel Jade were altered to show ownership of Angel Jade as follows:

●	New Century	90,000,000 shares;

●	4K Nominees	90,000,000 shares;

●	Five Arrows	500 shares;

●	Fourth Defendant	20,000,000 shares, and

●	King holding	500 shares.

The Company claims that King’s alteration of the directors and ownership of Angel Jade was oppressive to, unfairly prejudicial to, or unfairly discriminatory against Kibush Capital contrary to section 232 of the Corporations Act 2010. The Company is seeking a declaration that the Kibush Capital is entitled to 70% of the issued shares of the First Defendant; or in the alternative, a declaration that Kibush Capital is entitled to 51% of the issued shares of Angel Jade; damages equal to the $67,358.19 paid to Angel Jade and damages of the $ paid to King. However, there remains a possibility that the litigation may be settled prior to adjudication by the Court.

As a result of the removal of the Company as an owner of Angel Jade, the Company has written off Angel Jade and removed it from the financial statements. The Company has also restated its 2015 fiscal year financial data with regard to Angel Jade.

The Company does not believe that a resulting liability is likely from this litigation. However, the Company has not been in control of Angel Jade or had access to its books and records for more than 8 months. It is likely that Angel Jade has incurred liabilities during that time. While it is not likely that any unknown liabilities of Angel Jade could impact the Company directly, they could impact the Company if the Company reacquires ownership of Angel Jade through its lawsuit. In the event the Company re-acquires a material interest in Angel Jade, it will restate its financial statements accordingly.

NOTE 12 - CONTINGENT LIABILITIES There is a potential for liabilities to exist that we do not yet know about regarding the Angel Jade deconsolidation and we have no way to measure any such potential liability at this time.

NOTE 13 - DECONSOLIDATION OF SUBSIDIARY

As of May 5, 2016, the Company had no power to govern the financial and operating policies of Angel Jade due to the loss of power to cast the majority of votes at meetings of the Board of Directors; accordingly, the Company derecognized related assets, liabilities and noncontrolling interests of Angel Jade.

Consideration Received

The Company did not receive any consideration in the deconsolidation of Angel Jade.

Analysis of the assets and liabilities over which the Company lost control:

September 30, 2016
Current Assets
Cash and cash equivalents	$-5
Others	-
Non current assets
Deposits paid	9,562
Others	-
Current Liabilities
Accounts payable	-5,013
Others	-439
Non current liabilities
Loans	-100,155
Others	-

Net Assets deconsolidated	$-96,050

Gain on deconsolidation of subsidiary

Six Months Ended
September 30, 2016
Fair value of interest retained	$-
Less: Carrying amount of interest retained
Net Assets deconsolidated	-96,050
Non controlling interests	-36,628
-132,677

Loss on deconsolidation of subsidiary	$-132,677

Loss on deconsolidation of subsidiary was included in Write off from discontinued operations for the year ended September 30, 2016

Net cash outflow arising from deconsolidation of the subsidiary

Six Months Ended
September 30, 2016
The balance of cash and cash equivalents deconsolidated	$-5

NOTE 14 – DISCONTINUED OPERATIONS

The Company’s former subsidiary, Angel Jade has been deconsolidated in accordance with ASC 810-10-40-4A since the Company’s ownership and control of Angel Jade was terminated by Angel Jade during 2016 – See Note 11. According to the records of Angel Jade, the Company held no ownership interest in Angel Jade as of September 30, 2016. As such, the Company has treated Angel Jade as a discontinued operation and accordingly, the Company’s financial statements have been prepared with the assets, liabilities, results of operations, and cash flows of this business displayed separately. For fiscal years 2016 and 2015, the Company estimated a net loss from discontinued operations of $107,377 and $122,092, respectively. The operating results of the discontinued operations are summarized as follows for the fiscal years ending September 30, 2016 and September 30, 2015:

STATEMENT OF DISCONTINUED OPERATIONS

	Year ended September 30, 2016	Year ended September 30, 2015
Net revenues	$0	$0
Operating income (loss)	(107,377)	(122,092)
Income (loss) from operations, net of tax
Projected loss on disposal, net of tax	-	-
Net income (loss) from discontinued operations	(107,377)	(122,092)

Basic and diluted loss per common share	$-0.00	$-0.00
Weighted average common shares outstanding basic and diluted	36,026,011	36,026,011

NOTE 15 – SUBSEQUENT EVENTS

On October 7, 2016, the Company’ subsidiary Aqua Mining completed the acquisition of Paradise Gardens Development (PNG) Ltd. (“Paradise Gardens”). Paradise Gardens is engaged in the business of logging and timber processing and the Company had been serving as the management company for Paradise. The purchase price to acquire 100% of the outstanding shares of the Paradise Gardens was AUS $26,250 ($19,687.50 USD). The assets of Paradise Gardens included logging equipment, processing equipment, a lease, and other tangible and intangible property. A full description of the purchase agreement was filed on October 12, 2016 on Form 8-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On December 22, 2016, the Company dismissed Scrudato & Co., PA (“Scrudato”) from its position as the Company’s independent registered public accounting firm due to the revocation of Scrudato’s registration with the Public Company Accounting Oversight Board, as disclosed in our 8-K filed on December 28, 2016. During the two most recent fiscal years, and through the date of our Scudato’s dismissal, there were no disagreements on accounting and financial disclosures between the Company and Scrudato.

Our financial statements for the fiscal years ended September 30, 2015 and September 30, 2016, included in this report, have been audited by DLL CPAS LLC. There have been no disagreements on accounting and financial disclosures with DLL CPAS LLC through the date of this Form 10-K.

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

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

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

As of September 30, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based upon that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below:

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

2.

The Company’s board of directors has no audit committee, independent director or member with financial expertise which causes ineffective oversight of the Company’s external financial reporting and internal control over financial reporting.

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

Due to these factors, during the period covered by this report, our internal controls and procedures may not be effective to detect a material misstatement. The lack of a functioning audit committee, the lack of segregation of duties within accounting functions, and the lack of multiple directors on our board of directors may result in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

The Company plans to add additional directors, add accounting personnel and establish an audit committee over time, once it has sufficient income and cash flow to make those changes.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm because we are a smaller reporting company.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the year ended September 30, 2016 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION.

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Age	Position

Warren Sheppard	59	President, Chief Executive Officer and director

Vincent Appo	49	PNG Operations Manager; Director of Aqua Mining

Our directors hold office until the next annual general meeting of the stockholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Biographical Information Regarding Officers and Directors

Warren Sheppard has served as our President, Chief Executive Officer and director since July 5, 2013. Mr. Sheppard has had an Accountancy Practice, primarily tax based in Australia for approximately the last 30 years. In addition Mr. Sheppard also has served in an oversight capacity as Chief Executive Officer of Q6 Pty Ltd., a software development company, from 2005 to date, and in an oversight capacity as Chief Financial Officer of Uniware Pty Ltd., an accounting software company, from 2001 to date; Westvantage Pty Ltd., a software company, from 2011 to date; Xceed Pty Ltd., an internet development company, from 2001 to date; Ozisp Pty Ltd., an internet service provider company, from 2001 to date; and Altius Mining Ltd., a gold exploration mining company from 2008 to 2011, devoting a few hours per month to these entities, none of which compete with the Company. Mr. Sheppard has served as director of several Australian private companies as well as serving as Trustee of the Australian Aiding Australia Trust, More Superannuation Fund and McMahon Superannuation Fund. Mr. Sheppard’s accounting background as well as his experience serving as chief executive officer and chief financial officer and director of various Australian private companies led to his appointment to the board of directors.

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

Neither Mr. Sheppard nor Mr. Appo are directors in any other U.S. reporting companies nor have they been affiliated with any company that has filed for bankruptcy within the last ten years. The Company is not aware of any proceedings to which he or any of his associates is a party adverse to the Company or any of the Company’s subsidiaries or has a material interest adverse to it or any of its subsidiaries.

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

Compliance With Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to us during our most recent fiscal year, to the best of our knowledge, all executive officers, directors and persons holding greater than 10% of our issued and outstanding stock have filed the required reports in a timely manner during our 2016 fiscal year.

Conflicts of Interest

At this time, we are not subject to the listing requirements of any national securities exchange or national securities association and, as a result, we are not required to have our board comprised of a majority of “independent directors.” Furthermore, we do not believe that our director currently meets the definition of “independent” as promulgated by the rules and regulations of the NYSE Alternext US (formerly known as the American Stock Exchange).

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

Executive Compensation
Name and Principal Position (a)	Year (b)	Salary (US$) (c)	Bonus (US$) (d)	Stock Awards (US$) (e)	Option Awards (US$) (f)	Non-Equity Incentive Plan Compensation (US$) (g)	Nonqualified Deferred Compensation Earnings (US$) (h)	All Other Compensation (US$) (i)	Total (US$) (j)
Warren Sheppard	2016	250,000	0	0	0	0	0	0	250,000
President & CEO	2015	250,000	0	0	0	0	0	0	250,000

Vincent Appo	2016	57,457	0	0	0	0	0	0	57,457
Operations Manager &	2015	55,821	0	0	0	0	0	0	55,821
Director of Aqua Mining

(1)

Mr. Sheppard was appointed president and CEO on May 20, 2013. Mr. Sheppard earned a salary of $250,000 during the fiscal years ended September 30, 2016 and September 30, 2015. Mr. Sheppard earned no bonuses during the fiscal year ended September 30, 2016 and earned no bonuses during the year ended September 30, 2015. The Company did not have the ability to pay Mr. Sheppard’s earnings in during the fiscal year so those earnings were accrued as a liability of the Company. Mr. Sheppard’s base compensation for the fiscal years ended September 30, 2016 and 2015 may be converted into shares, but such shares have not been issued. Mr. Sheppard has not waived his rights to these shares.

(2)	Mr. Appo was appointed as operations manager on January 1, 2014 and became director of Aqua Mining on May 26, 2014. Mr. Appo earned a salary of $57,457 (182,000 PGK) during fiscal year 2016 and $55,821 (156,000 PGK) during fiscal year 2015.

Employment Contracts

Warren Sheppard: At the beginning of the fiscal year ended September 30, 2014, we entered into an employment agreement, dated October 1, 2013, with Warren Sheppard to serve as our President and as a director. The initial term of the agreement is five years, which term shall automatically be renewed for additional two-year periods, unless the Company shall notify Mr. Sheppard at least 90 days prior to the expiration of the then current term or its desire not to renew the agreement. As the President, Mr. Sheppard receives an annual base salary of $250,000 which shall not be decreased except in connection with the reduction of the salaries of all executives of the Company. If the Company does not have sufficient funds to pay Mr. Sheppard’s salary, he shall be paid in common stock of the Company in an amount equal to three times the amount of unpaid base salary based on the closing price of the Company’s stock as of the final day of the fiscal year in which such salary was earned. In addition, Mr. Sheppard shall be entitled to a bonus in the amount of $150,000 to be payable in common stock of the Company, upon the acquisition of a subsidiary or business valued at greater than $1,000,000. Such acquisition bonuses will be issued based upon the closing price of the Company’s stock as of the date of the closing of such an acquisition. Mr. Sheppard receives no separate compensation to serve as a director of the Company. In the event Mr. Sheppard employment is terminated for whatever reason, he will be entitled to salary and benefits that have accrued prior to the date of termination. There are no provisions for severance payments upon termination in the agreement. Mr. Sheppard is subject to a non-solicitation prohibition for two years after his termination of employment with the Company.

Other Executive Officers

During 2016, no employment contracts were entered into with any officers.

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

Outstanding Equity Awards

Our officers and directors do not have unexercised options, stock that has not vested, or equity awards. There were no outstanding equity awards to our named executive officers at September 30, 2016.

Compensation of Directors

Directors’ Compensation
Name (a)	Fees Earned or Paid in Cash (US$) (b)	Stock Awards (US$) (c)	Option Awards (US$) (d)	Non-Equity Incentive Plan Compensation (US$) (e)	Deferred Compensation Earnings (US$) (f)	All Other Compensation (US$) (g)	Total (US$) (h)
Warren Sheppard	0	0	0	0	0	0	0

The persons who served as members of our board of directors, including executive officers did not receive any compensation for services as a director for 2016.

We do not currently have Board committees, including an audit committee.

Indemnification

Our Amended and Restated Articles of Incorporation (“Articles”) provide that our directors and officers be indemnified by us to the fullest extent authorized by the Nevada Revised Statutes, against all expenses and liabilities reasonably incurred in connection with services for us or on our behalf except for (i) acts or omissions that involve intentional misconduct, fraud or a knowing violation of law or (ii the payment of dividends in violation of Nevada law. Our Articles also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in this capacity. Our Articles provide that we will advance all expenses incurred to any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil or criminal, upon receipt of an undertaking by or on behalf of such person to repay said amounts should it be ultimately determined that the person was not entitled to be indemnified under our Articles or otherwise.

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

The following table lists, as of January 15, 2017: (i) each person or entity known to us to be the beneficial owner of more than 5% of our outstanding common stock or preferred stock; (ii) each of our named executive officers and directors; and (iii) all executive officers and directors as a group. Information relating to beneficial ownership of the Company’s stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 476,392,976 shares of common stock issued and outstanding as of January 15, 2017 and 8,000,000 shares of our preferred stock issued and outstanding as of the same date.

Table of Beneficial Ownership of Stock

Name of Beneficial Owner	Title of Class	Amount of Direct Ownership		Amount of Indirect Ownership		Total Beneficial Ownership		Percentage of Class
Five Arrows Limited (1) Suite 201, Rogers Office Building Edwin Wallace Ray Drive, George Hill, Anguilla	Common Stock	64,000,000		0		64,000,000		13.4%

More Superannuation Fund (2) 7 Sarah Crescent	Common Stock	298,503		0		298,503		0.1%
Templestowe, VIC 3106 Australia	Series A Preferred Stock	3,000,000		0		3,000,000		100%

Warren Sheppard (3) 7 Sarah Crescent	Common Stock	3,001,702		64,298,503		67,300,205		14.1%
Templestowe, VIC 3106 Australia	Series B Preferred Stock	5,000,000		0		5,000,000		100%

Vincent Appo 7 Sarah Crescent Templestowe, VIC 3106 Australia	Common Stock	0		0		0		0.0%

All Officers and Directors as a Group (2 Persons)	Common Stock	3,001,702	(3)	64,298,503	(3)	67,300,205	(3)	14.1%
	Series A Preferred Stock			3,000,000	(2)	3,000,000	(2)	100%
	Series B Preferred Stock	5,000,000	(3)			5,000,000	(3)	100%

(1) Richard N. Wilson, Chief Executive Officer of Five Arrows Limited (“Five Arrows”) has voting and investment power over the shares held by Five Arrows. However, Mr. Sheppard, as the sole shareholder of Five Arrows, has the ability to influence or control the voting of such shares.

(2) More Superannuation Fund (“More”) is controlled by Warren Sheppard. More owns all of the 3,000,000 shares of Series A Preferred Stock issued and oustanding as well as 298,503 shares of Common Stock. More controls 60,298,503 votes, 298,503 from common stock and 60,000,000 from its preferred stock which votes with common stock at 20:1.

(3) Warren Sheppard directly owns 3,001,702 shares of Common Stock. Mr. Sheppard holds in notes that are convertible in to 1,510,630,000 shares of common stock based upon the January 17, 2017 closing price, but those shares are excluded from this calculation as they could not be converted into common stock at this time due to the current number of authorized shares. In addition, Mr. Sheppard controls Five Arrows Limited and More Superannuation Fund through which he indirectly owns an additional 64,298,503 shares of common stock. Therefore, Mr. Sheppard’s total beneficial ownership of the Company’s common stock is 67,001,702 shares. In addition to Mr. Sheppard’s ownership of commmon stock, he owns 5,000,0000 shares of Class B Preferred Stock directly and 3,000,000 shares of Class A Preferred Stock indirectly. Class A Preferred votes with common stock at a ratio of 20 to 1 and Class B Preferrred votes with common stock at a ratio of 100 to 1. Including the voting power provided in through the Company’s Preferred Stock, Mr. Sheppard holds approximately 54.7% of the Company’s voting power. These calculations exclude any shares of common stock to which Mr. Sheppard may earn after September 30, 2016 pursuant to his employment agreement with the Company; should the Company have insufficient funds to pay Mr. Sheppard’s salary, in an amount equal to three times the amount of unpaid base salary and shares in the amount of $150,000 upon the acquisition of a subsidiary or business valued at greater than $1,000,000 as a bonus.

The Company does not have any change-in-control agreements with its executive officer nor know of any arrangements which may result in a change of control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Except as described below, there were no transactions with any executive officers, directors, 5% stockholders and their families and affiliates during the fiscal year ended September 30, 2016.

Vincent Appo, the Company’s mining manager is a director and a 10% shareholder of our Papua New Guinea subsidiary, Aqua Mining (PNG) Limited

On December 10, 2014, the Company authorized the issuance of 3,001,702 shares of common stock to Warren Sheppard pursuant to the employment contract between the Company and Mr. Sheppard.

From time to time, the Warren Sheppard provided advances to the Company for its working capital purposes. These advances bear no interest and are due on demand. For the fiscal year ended September 30, 2016, these advances totaled $339,920. Moreover, from time to time, the Company issued Convertible Notes to Warren Sheppard as detailed in Note 6 to the Financial Statements. For the fiscal year ended September 30, 2016, the Company had issued a total of $366,318 in such Convertible Notes to Warren Sheppard.

The related party loans consist of (1) a five-year loan agreement dated July 15, 2011 for $150,000 AUD loan from Hancore Pty Ltd. (Hancore Pty Ltd. is a related party via it’s more than 10% ownership by Warren Sheppard), and (2) a $230,000 AUD loan dated September 30, 2014 from Warren Sheppard. The Hancore loan is unsecured and has a 20 percent per annum interest rate. The Sheppard note is unsecured and is interest free.

On February 28, 2015 the Company sold to Hancore Pty Ltd., a related party, its interest in Instacash in exchange for cancellation of the $500,000 promissory note and accrued interest owed to Hancore Pty Ltd. from the acquisition of Instacash in October of 2013.

Director Independence

We are not subject to the listing requirements of any national securities exchange or national securities association and, as a result, we are not at this time required to have our board comprised of a majority of “independent directors.” We do not believe that our director currently meets the definition of “independent” as promulgated by the rules and regulations of the NYSE Alternext US (formerly known as the American Stock Exchange).

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

2016	DLL CPAS LLC		$14,000
2016	Scrudato & Co., PA	$9,000
2015	DLL CPAS LLC		$0
2015	Scrudato & Co., PA	$13,000

(2)	Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2016	DLL CPAS LLC		$0
2016	Scrudato & Co., PA	$0
2015	DLL CPAS LLC		$0
2015	Scrudato & Co., PA	$0

(3)	Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2016	DLL CPAS LLC		$0
2016	Scrudato & Co., PA	$0
2015	DLL CPAS LLC		$0
2015	Scrudato & Co., PA	$0

(4)	All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2016	DLL CPAS LLC		$0
2016	Scrudato & Co., PA	$0
2015	DLL CPAS LLC		$0
2015	Scrudato & Co., PA	$0

(5)

As a smaller reporting company, we do not have an audit committee. Warren Sheppard, our sole director, approves all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)	The percentage of hours expended on the principal accountants engagement to audit our consolidated financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountants full time, permanent employees, to the best of our knowledge, was 0%.

PART IV.

ITEM 15.	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES.

The following is a complete list of exhibits filed as part of this annual report:

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith

3.1	Articles of Incorporation, as amended	Form 10/A	8/05/15	3.1 – 3.6

3.2	Bylaws	Form 10/A	8/05/15	3.7

4.1	Certificate of Designation, dated April 19, 2011	Form 10/A	8/05/15	4.1

4.2	Certificate of Designation, dated November 22, 2016				X

10.1	Management Agreement for Paradise Gardens (PNG)	10-Q	8/20/15	10.1

14.1	Code of Ethics	10-K	01/13/16	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer				X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension – Schema

101.CAL	XBRL Taxonomy Extension – Calculations

101.DEF	XBRL Taxonomy Extension – Definitions

101.LAB	XBRL Taxonomy Extension – Labels

101.PRE	XBRL Taxonomy Extension – Presentation

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 10th day of February, 2017.

KIBUSH CAPITAL CORPORATION

BY:	/s/ WARREN SHEPPARD
Warren Sheppard
President and Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signature	Title	Date

/s/ WARREN SHEPPARD	President, Chief Executive Officer,	February 10, 2017
Warren Sheppard	Chief Financial Officer and Director