Form 10-K/A
period 2016-09-30
Kibush Capital Corp
filed 2017-02-21
CIK 1614466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

EXPLANATORY NOTE:

Kibush Capital Corp, together with its consolidated subsidiary, is filing this amendment (the “Amendment” or “Form 10-K/A” to its Annual Report on Form 10-K for the year ended September 30, 2016, which was originally filed with the Securities and Exchange Commission (“SEC”) on February 10, 2017 (the “Original Form 10-K”).  The purpose of this Amendment No. 1 to Form 10-K is to correct the description of one line item on our income statement, from  gain/loss on discontinued operations to gain/loss on deconsolidation, and to update the date of the auditor consent letter.

This Form 10-K/A restates the Original Form 10-K in its entirety. It includes both items that have been changed as a result of the amended disclosures and items that are unchanged from the Original Form 10-K. Other than the revisions of the disclosures as discussed above and expressly set forth herein, the Form 10-K/A speaks as of the original filing date of the Form 10-K and has not been updated to reflect other events occurring subsequent to the original filing date.

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

February 14, 2017

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

“See notes to financial statements”

KIBUSH CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended September 30,

	Year Ended	Year Ended
	Sept 30, 2016	Sept 30, 2015
Net revenues	$141,187	$32,000
Cost of sales	-	-
Gross profit	141,187	32,000

Operating expenses:
Research and development	-	-
General and administrative
General and administrative	899,982	1,121,574
Total operating expenses	899,982	1,121,574
Loss from operations	(758,796)	(1,089,574)

Other income (expense):
Interest income	-	-
Interest expense	(582,762)	(389,425)
Other income	-	-
Change in fair value of derivative liabilities	(7,525)	247,098
Total other expense, net	(590,287)	(142,328)
Loss before provision for income taxes	(1,349,082)	(1,231,902)
Provision for income taxes	-	-
Net loss from Operations	$(1,349,082)	$(1,231,902)
Less: Loss attributable to non-controlling interest	21,874	63,381
Gain/Loss from deconsolidation	132,677
Less net loss from discontinued operations	(107,377)	(122,092)
Net loss attributable to Holding Company	(1,301,909)	(1,290,613)

Basic and diluted loss per common share	$(0.04)	$(0.03)
Weighted average common shares outstanding
basic and diluted	36,026,011	36,026,011

“See notes to financial statements”

KIBUSH CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended September 30,

	Year Ended	Year Ended
	September 30, 2016	September 30, 2015
Operating Activities:
Net loss	$(1,301,909)	$(1,290,613)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	22,289	5,604
Amortization of debt discount	480,758	334,731
Discontinued operations	107,377	122,092
Gain/Loss from deconsolidation	(132,677)	(122,092)
Change in fair value of derivative instruments	7,525	(247,098)
Stock based payments	-	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	-	6,035
Others asset	29,008	(22,128)
Accounts payable	-	8,190
Accrued expenses	265,813	137,500
Accrued interest	102,004	76,187
Deposits	-	65,738
Net cash used in operating activities	(419,812)	(925,854)

Investing Activities:
Investment in Angel Jade		-
Goodwill on Consolidation	-	(14,000)
Paradise Gardens	18,377	-
Purchase of property and equipment	73,709	31,050
Net cash used in investing activities	92,086	17,050
Financing Activities:
Proceeds from issuance of convertible debt, net of debt discounts	-	-
Repayment of loan from related party	-	-
Proceeds from related party loans, net of debt discounts	334,387	745,204
Effective of exchange rates on cash	(17,203)	64,211
Net cash provided by financing activities	317,184	809,414
Net change in cash	(10,542)	(99,390)
Cash, beginning of year	10,763	110,152
Cash, end of year	$221	$10,763

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 21st day of February, 2017.

KIBUSH CAPITAL CORPORATION

BY:	/s/ WARREN SHEPPARD
Warren Sheppard
President and Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signature	Title	Date

/s/ WARREN SHEPPARD	President, Chief Executive Officer,	February 21, 2017
Warren Sheppard	Chief Financial Officer and Director