Form 10-K/A
period 2016-09-30
Kibush Capital Corp
filed 2017-03-09
CIK 1614466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

EXPLANATORY NOTE:

Kibush Capital Corp, together with its consolidated subsidiary, is filing this amendment (the “Amendment” or “Form 10-K/A” to its Annual Report on Form 10-K for the year ended September 30, 2016, which was originally filed with the Securities and Exchange Commission (“SEC”) on February 10, 2016 (the “Original Form 10-K”). The purpose of this Amendment No. 2 to Form 10-K is to add to the Note 15 to the Financial Statements, a discussion regarding the settlement agreement that occurred between the date of the Original Form 10-K and the date of Amendment No. 1 to Form 10-K.

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

On September 12, 2016, Kibush Capital Corporation (the “Company”) and others commenced a proceeding in the Supreme Court of Victoria in Australia, Proceeding No. SECI 2016 001205 (“Proceeding”) alleging that certain shareholders among others had acted oppressively to it, within the meaning of the Corporations Act 2001 (Cth), in connection with the affairs of Angel Jade Pty Ltd (“Angel Jade”). On February 10, 2017, the Company settled the Proceeding in exchange for AUS $175,000 ($134,342 USD) as disclosed in the Company’s Form 8-K filed on February 15, 2017.

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

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 8th day of March, 2017.

KIBUSH CAPITAL CORPORATION

BY:	/s/ WARREN SHEPPARD
Warren Sheppard
President and Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signature	Title	Date

/s/ WARREN SHEPPARD	President, Chief Executive Officer,	March 8, 2017
Warren Sheppard	Chief Financial Officer and Director