Form 10-Q
period 2016-12-31
Kibush Capital Corp
filed 2017-04-18
CIK 1614466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2016

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of March 29, 2017, there were 476,392,976 shares of the registrant’s common stock outstanding and 8,000,000 shares of the registrant’s preferred stock outstanding.

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

ITEM 1. FINANCIAL STATEMENTS

December 31, 2016

C O N T E N T S

INTERIM CONSOLIDATED BALANCE SHEET

(Unaudited)

	December 31, 2016	September 30, 2016
ASSETS
Current assets:
Cash	$301	$221
Cash in transit	-	25,000
Total current assets	301	25,221

Property and equipment, net	95,644	100,291
Paradise Gardens	18,377	18,377
Other assets	29,031	25,112
Deposits Paid	-	-
Goodwill on Consolidation	-	-
Total assets	$143,353	$169,001

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	-	-
Accrued expenses	801,886	715,048
Promissory notes payable	-	-
Convertible notes payable	217,266	234,591
Loan from related party	1,170,080	1,162,741
Derivative liabilities	954,740	986,700
Deposits	-	-
Shares to be Issued - Five Arrows	-	-
Bank Overdraft	-	-
Total current liabilities	3,143,972	3,099,080

Stockholders’ deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; 8,000,000 shares issued and outstanding at December 31, 2016 and 3,000,000 shares issued and outstanding at September 30, 2016	8,000	3,000
Common stock, $0.001 par value; 500,000,000 shares authorized at December 31, 2016 and September 30, 2016; 476,392,976 and 267,513,362 shares issued and outstanding at December 31, 2016 and September 30, 2016	476,393	267,513
Additional paid-in capital	8,948,640	9,136,631
Accumulated deficit	(12,382,969)	(12,288,586)
Accumulated other comprehensive income	-	-
Total stockholders’ deficit, including non-controlling interest	(2,949,936)	(2,881,442)
Non-Controlling interest	(50,683)	(48,637)
Total stockholders’ deficit	(3,000,619)	(2,930,079)
Total liabilities and stockholders’ deficit	$143,353	$169,001

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Quarter ended December 31, 2016	Quarter ended December 31, 2015
Net revenues	$16,037	$46,327
Cost of sales	-	-
Gross profit	16,037	46,327

Operating expenses:
Research and development	-	-
General and administrative
General and administrative	116,523	277,293
Total operating expenses	116,523	277,293
Loss from operations	(100,487)	(230,966)

Other income (expense):
Interest income	-	-
Interest expense	(51,286)	(157,274)
Other income	-	-
Change in fair value of derivative liabilities	55,344	(15,225)
Total other expense, net	4,058	(172,499)
Loss before provision for income taxes	(96,429)	(403,465)
Provision for income taxes	-	-
Net loss from operations	(96,429)	(403,465)
Less: Loss attributable to non-controlling interest	2,046	4,546
Net loss attributable to Holding Company	$(94,383)	$(398,919)

Basic and diluted loss per common share	$(0.00)	$(0.01)
Weighted average common shares outstanding basic and diluted	377,453,169	80,399,187

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	3 months ended December 31, 2016	3 months ended December 31, 2015
Operating Activities:
Net loss	$(94,383)	$(398,919)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,647	5,291
Amortization of debt discount	23,384	132,560
Interest expense related to fair value of derivative instruments granted	-	-
Change in fair value of derivative instruments	(55,344)	15,225
Stock based payments	-	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	-	-
Others asset	-	2,908
Accounts payable	-	-
Accrued expenses	62,500	62,500
Accrued interest	27,902	87,214
Deposits	-	-
Net cash used in operating activities	(31,294)	(93,221)

Investing Activities:
Goodwill on Consolidation	-	-
Investment in Angel Jade	-	-
Purchase of property and equipment	-	61,160
Net cash used in investing activities	-	61,160
Financing Activities:
Proceeds from issuance of convertible debt, net of debt discounts
Repayment of loan from related party	-	-
Proceeds from related party loans, net of debt discounts	89,420	159,527
Effective of exchange rates on cash	(71,574)	(11,314)
Net cash provided by financing activities	17,846	148,213
Net change in cash	(13,449)	(6,168)
Cash, beginning of period	13,750	10,763
Cash, end of period	$301	$4,595

KIBUSH CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

for the period SEPTEMBER 30, 2016 and DECEMBER 31, 2016 (Unaudited)

	Common Stock		Preferred Stock		Paid In	Non Controlling	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Income	Deficit
Balance at September 30, 2015	77,399,187	77,399	3,000,000	3,000	9,151,960	-63,381	-10,986,677	-	-1,817,699

Common stock issued for repayment of convertible note	165,669,175	165,669			-15,329				150,340

Common stock issued for bonus	24,445,000	24,445							24,445
Exchange rate variation						-10			-10
Net loss						14,754	-1,301,909		-1,287,155
Balance at September 30, 2016	267,513,362	267,513	3,000,000	3,000	9,136,631	-48,637	-12,288,586	-	-2,930,078
Common stock issued for repayment of convertible note	208,879,614	208,880			-187,992				20,888
Preference Share B Issued for Consideration at $0.001 per share			5,000,000	5,000					5,000

Net loss						(2,046)	(94,383)		(96,429)
Balance at December 31, 2016	476,392,976	476,393	8,000,000	8,000	8,948,640	-50,683	-12,382,969	-	-3,000,620

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

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended September 30, 2016.

Change in Fiscal Year End

The Board of Directors of the Company approved on September 14, 2014, a change in the Company’s fiscal year end from December 31 to September 30 of each year.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at December 31, 2016, the Company has an accumulated deficit of $12,382,969 and $12,288,586 as of September 30, 2016, and has not earned sufficient revenues to cover operating costs since inception and has a working capital deficit. The Company intends to fund its mining exploration through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year.

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

In applying the Black-Scholes valuation model, the Company used the following assumptions during the period ended December 31, 2016:

For the year
ended December 31, 2016
Annual dividend yield	-
Expected life (years)	0.50 – 1.00
Risk-free interest rate	0.03% — 0.13%
Expected volatility	210.12. % — 400.48%

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

The following table presents the Company’s embedded conversion features of its convertible debt measured at fair value on a recurring basis as of December 31, 2016, and as of September 30, 2016:

	Carry Value at
	December 31, 2016	September 30, 2016
Derivative liabilities:
Embedded conversion features - notes	$954,740	$986,700
Total derivative liability	$954,740	$986,700

	December 31, 2016	September 30, 2016
Change in fair value included in other income (expense), net	-55,344	-7,525

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs:

	For the year ended	For the year ended
	December 31, 2016	September 30, 2016
Embedded Conversion
Features - Notes:
Balance at beginning of year	$986,700	$498,417
Change in derivative liabilities	$23,384	$495,808
Net change in fair value included in net loss	(55,344)	(7,525)
Ending balance	$954,740	$986,700

The Company re-measures the fair values of all its derivative liabilities as of each period end and records the net aggregate gain/loss due to the change in the fair value of the derivative liabilities as a component of other expense, net in the accompanying consolidated statement of operations. During the years ended September 30, 2016 and the 3 months ended December 31, 2016, the Company recorded a net increase (decrease) to the fair value of derivative liabilities balance of $ (55,344) and $ (7,525), respectively.

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

Research and Development

Research and development costs are recognized as an expense in the period in which they are incurred. The Company incurred no research and development costs for the quarter ended December 31, 2016.

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

NOTE 4 – PROPERTY AND EQUIPMENT

	December 31, 2016	September 30, 2016
Building and Improvements	$-	$-
Plant Equipment	16,073	16,073
Computer Equipment	-	-
Office Equipment	-	-
Motor Vehicle	111,585	111,585
	127,658	127,658
Less accumulated depreciation	-32,014	-27,367
	$95,644	$100,291

Depreciation expense was approximately $22,289 for the year ended September 30, 2016 and $4,647 for the 3 months ended December 31, 2016.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

	December 31, 2016
	Note face amount	Debt Discount	Net Amount of Note
2011 Note	$22,166	$-	$22,166
2012 Note	48,000	-	48,000
2013 Note	12,000	-	12,000
2014 Note	57,300	-	57,300
2016 Note	25,000	-	25,000
2016 Note	25,000	-	25,000
2017 Note	27,800	-	27,800
Total	$217,266	$-	$217,266

	September 30, 2016
	Note face amount	Debt Discount	Net Amount of Note
2011 Note	$22,166	$-	$22,166
2012 Note	48,000	-	48,000
2013 Note	12,000	-	12,000
2014 Note	92,300	-	92,300
2016 Note	10,125	-	10,125
2016 Note	25,000	-	25,000
2016 Note	25,000	-	25,000
Total	$234,591	$-	$234,591

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of December 31, 2016, is $22,166. As of December 31, 2016, the note has been discounted by $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of December 31, 2016, is $48,000. As of December 31, 2016, the note has been discounted by $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of December 31, 2016, is $12,000. As of December 31, 2016, the note has been discounted by $0.

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

The Company established a debt discount of $100,000, representing the value of the embedded conversion feature inherent in the convertible debt and warrant, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2014, the Company recorded amortization of the debt discount of $19,566. The balance of the debt discount was $80,434 at September 30, 2014. For the quarter ended December 31, 2016, the Company recorded amortization of the debt discount of $0. The balance of the debt discount was $0 at December 31, 2016. The face amount of the outstanding note as of December 31, 2016, is $57,300.

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

On August 11, 2016, the Company restructured a portion a Convertible Promissory Note issued on January 5, 2016 in conjunction with an assignment of that Note. The restructured Note was a 9.00% Convertible Promissory Note due August 11, 2017 with a principal amount of $30,000. Interest on the 2016 Note is accrued annually effective from September 1, 2016 forward. This Note was unsecured and repayable on demand. The 2016 Note is senior in right to all existing and future indebtedness which is subordinated by its terms and at the option of the Lender, the principal along with any accrued interest may be converted in whole or part into Common Stock at a price of $0.001. The face amount of the outstanding note as of December 31, 2016, is $0. As of December 31, 2016, the note has been discounted by $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of December 31, 2016, is $0. As of December 31, 2016, the note has been discounted by $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of December 31, 2016, is $25,000. As of December 31, 2016, the note has been discounted by $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of December 31, 2016, is $25,000. As of December 31, 2016, the note has been discounted by $0.

2017 Notes

On October 28, 2016, the Company restructured a portion a Convertible Promissory Note issued on August 25, 2014 in conjunction with an assignment of that Note. The restructured Note was a 9.00% Convertible Promissory Note due October 28, 2017 with a principal amount of $35,000. Interest on the 2016 Note is accrued annually effective from November 1, 2016 forward. The 2017 Note is unsecured and repayable on demand. The 2017 Note is senior in right to all existing and future indebtedness which is subordinated by its terms and at the option of the Lender, the principal along with any accrued interest may be converted in whole or part into Common Stock at a price of $0.001.

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of December 31, 2016, is $27,800. As of December 31, 2016, the note has been discounted by $0.

NOTE 6 – LOAN FROM RELATED PARTY

Convertible Notes Issued to the President and Director of Kibush Capital Corporation:

	December 31, 2016
	Note face amount	Debt Discount	Net Amount of note

Loan from related party	$1,170,080	$0	$1,170,080

Total	$1,170,080	$0	$1,170,080

	September 30, 2016
	Note face amount	Debt Discount	Net Amount of note

Loan from related party	$1,162,741	$0	$1,162,741

Total	$1,162,741	$0	$1,162,741

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

The Company established a debt discount of $157,500, representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2014, the Company recorded amortization of the debt discount of $78,966. The balance of the debt discount was $78,534 at September 30, 2014. As of December 31, 2016, the balance of the debt discount was $0.

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

The Company established a debt discount of $110,741 representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2014, the Company recorded amortization of the debt discount of $27,913. The balance of the debt discount was $82,828 at September 30, 2014. As of December 31, 2016, the balance of the debt discount was $0.

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

The Company established a debt discount of $98,575 representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2014, the Company recorded amortization of the debt discount of $0. The balance of the debt discount was $98,575 at September 30, 2014. As of December 31, 2016, the balance of the debt discount was $0.

As of September 30, 2014, and 2013, cumulative interest of $96,579 and $0 respectively, has been accrued on these notes.

The Company established a debt discount of $61,273 representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the quarter ended December 31, 2016, the Company recorded amortization of the debt discount of $0. The balance of the debt discount was $0 at December 31, 2016.

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

Between October 1, 2016 and December 31, 2016, the Company issued a total of 208,879,614 shares of common stock upon the requests from convertible note holders to convert principal totaling $208,880 into the Company’s common stock based on the terms set forth in the loans. The conversion rate was $0.001.

Preferred Stock

Preferred stock includes 50,000,000 shares authorized at $0.001 par value, of which 10,000,000 have been designated Series A and 5,000,000 designated as Series B.

During the quarter ended December 31, the Board and Mr. Sheppard agreed that it was fair and in the best interest of the Company to cancel the debt owed to Mr. Sheppard for the Paradise Gardens acquisition, in exchange for the issuance of 5,000,000 shares of Class B preferred stock, which is convertible to common stock at 5 to 1 and votes with common stock at 100 to 1.

A total of 3,000,000 shares of Series A preferred stock are issued and outstanding as of December 31, 2016, and September 30, 2016. A total of 5,000,000 shares of Series B preferred stock were outstanding as of December 31, 2016.

NOTE 8 – INCOME TAXES

The provision/(benefit) for income taxes for the year ended September 30, 2016 and 2015 was as follows (assuming a 15% effective tax rate)

	September 30,	September 30,	September 30,
	2016	2015	2014
Current Tax Provision
Federal-
Taxable Income	-	-	-
Total current tax provisions	-	-	-
	$-	$-	$-

Deferred Tax Provision
Federal-
Loss carry forwards	$195,286	$193,592	$263,821
Change in valuation allowance	$195,286	$193,592	$263,821
Total deferred tax provisions	$-	$-	$-

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

NOTE 9 – RELATED PARTY TRANSACTIONS

Details of transactions between the Corporation and related parties are disclosed below.

The following transactions were carried out with related parties:

	December 31, 2016	September 30, 2016

Loan from related party	$1,170,080	$1,162,741
Convertible Loans (B)	$217,266	$234,591
Total	$1,387,346	$1,397,332

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

NOTE 10 – BUSINESS COMBINATIONS

Set out below are the controlled and non-controlled members of the group as of December 31, 2016, which, in the opinion of the directors, are material to the group. The subsidiaries as listed below have share capital consisting solely of ordinary shares, which are held directly by the Company; the country of incorporation is also their principal place of business.

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

NOTE 11 – LEGAL PROCEEDINGS

As of December 31, 2016, we were in litigation with Alexander King (“King”) and other defendants regarding the Company’s ownership of Angel Jade. The action was commenced by the Company on September 12, 2016, in the Supreme Court of Victoria (Australia) as Case No. S ECI 2016 01205, In the matter of Angel Jade Pty Ltd (ACN 146 720 578). The Principal parties are Kibush Capital, Angel Jade, New Century, 4K Nominees and Alexander King.

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

The Company settled this litigation on February 10, 2016, as disclosed in the Company’s 8-K filed on February 14, 2016.

NOTE 12 – SUBSEQUENT EVENTS

On February 10, 2016, the Company settled its litigation with Alexander King, et al. regarding Angel Jade in exchange for a cash payment of $175,000 AUS (Appox. $134,000 US) as disclosed in the Company’s 8-K filed on February 14, 2016. On March 15, 2017, the Company amended its Articles of Incorporation to increase the authorized shares of its common stock from 500,000,000 shares to 975,000,000 shares, pursuant to the vote of our board of directors and the written consent of shareholders holding a majority of the voting power of the Company.

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

Overview

Kibush Capital Corp. (the “Company”, “We”, or “Us”) is an exploration stage company as defined by the Security and Exchange Commission’s (“SEC”) Industry Guide 7 as the Company has no established reserves as required under the Industry Guide 7. The Company is undertaking mineral exploration activities in Australia and Papua New Guinea. Our business is currently comprised our subsidiary Aqua Mining. Our Aqua Mining subsidiary is active in timber processing and mineral exploration in Papua New Guinea.

Results of Operations

Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015

During the three months ended December 31, 2016, we recognized $16,037 in revenue. We recognized $46,327 revenue during the three months ended December 31, 2015. The decrease in revenue is attributable to starting the new facility in Rigo and closing down the operations at Brown River. We anticipate revenue will increase in the March Quarter as operations will start to be normalized. Our ability to generate income in the future will greatly depend on the success of our timber operations and mineral exploration activities.

We had a net loss for the three months ended December 31, 2016, of $94,383 and a net loss of $398,919 for the three months ended December 31, 2015.  The loss for the quarter ended December 31, 2016 was less than the loss which occurred during the same quarter in 2015, primarily due to closing down the operations at Brown River. However, our general and administrative expenses did decrease by $116,523 for the quarter ended December 31, 2016, as compared to the Quarter December 31st 2015.

We will need additional capital to expand operations and anticipate seeking both debt and equity capital in 2017. Additionally, as our exploration activities are in their infancy and since such activity may be speculative in nature, it is difficult to predict our ability to generate sufficient revenue to generate positive cash flows. Currently our biggest expenses are related to general and administrative costs are Wages for Personnel. We anticipate these expenses will remain constant during 2016; however, that could change based upon market conditions.

Liquidity and Capital Resources

As of December 31, 2016, the Company had only $301 cash or cash equivalents on hand. However, as of that date, we had total current assets of $29,332 and total current liabilities of $1,756,627 resulting in a working capital deficit of $1,727,295. As of December 31, 2015, the Company had total current assets of $42,145 and total current liabilities of $1,394,187 resulting in a working capital deficit of $1,352,042. The increase in working capital arose mainly due to our acquisition of 49% of Aqua Mining Ltd Pty on in May of 2014, and our subsequent increase in ownership to approximately 90% of Aqua Mining. The Company intends to fund its exploration through the sale of its equity securities. However, there can be no assurance that the Company will be successful doing so. We do not currently have any other agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. We currently believe that the Company will need approximately $2,000,000 over the next 12 months to cover our planned mining exploration.

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

We had no Off-Balance Sheet arrangements during the quarter ended December 31, 2016.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

During the period ended December 31, 2016, we were in litigation with Alexander King (“King”) and other defendants regarding the Company’s ownership of Angel Jade. The action was commenced by the Company on September 12, 2016, in the Supreme Court of Victoria (Australia) as Case No. S ECI 2016 01205, In the matter of Angel Jade Pty Ltd (ACN 146 720 578). The details of the legal proceedings are contained in the Company’s 10-K for the period ended September 30, 2016. As a subsequent event, the parties have settled this litigation as of February 10, 2016. As a result, Kibush received a payment of $175,000 AUS (Appox. $134,000 US) and Kibush confirmed that it no longer owns any interest in Angel Jade.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 17th day of April, 2017.

KIBUSH CAPITAL CORP.

BY:	/s/ WARREN SHEPPARD
Warren Sheppard
President, Chief Executive Officer, Chief Financial and Director