Form 10-Q
period 2017-03-31
Kibush Capital Corp
filed 2017-06-08
CIK 1614466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 14, 2017, there were 648,767,976 shares of the registrant’s common stock outstanding and 8,000,000 shares of the registrant’s preferred stock.

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

 March 31, 2017

C O N T E N T S

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2017	2016
ASSETS
Current Assets:
Cash	$54,282	$221
Cash in transit	-	25,000
Trade Debtors	26,326	-
Sundry Debtors	63,886	-
Inventory	28,160	-
Total current assets	172,654	25,221

Property and equipment, net	91,000	100,291
Paradise Gardens	18,377	18,377
Other Assets	30,512	25,112
Total Assets	$312,543	$169,001

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	-	-
Accrued expenses	886,934	715,048
Convertible notes payable	203,966	234,591
Loan from related party	1,270,004	1,162,741
Derivative liabilities	940,886	986,700
Total current liabilities	3,301,790	3,099,080

Stockholders’ deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; 3,000,000 shares Series A issued and outstanding at March 31, 2017 and 3,000,000 shares issued and outstanding at September 30, 2016	3,000	3,000
Preferred stock, $0.001 par value; 50,000,000 shares authorized; 5,000,000 shares issued Series B and outstanding at March 31, 2017	5,000	-
Common stock, $0.001 par value; 975,000,000 shares authorized at March 31, 2017 and September 30, 2016; 485,767,976 and 267,513,362 shares issued and outstanding at March 31, 2017 and September 30, 2016	485,768	267,513
Additional paid-in capital	8,945,265	9,136,631
Accumulated deficit	(12,374,681)	(12,288,586)
Accumulated other comprehensive income	-	-
Total stockholders’ deficit, including non-controlling interest	(2,935,648)	(2,881,442)
Non-Controlling interest	(53,598)	(48,637)
Total stockholders’ deficit	(2,989,246)	(2,930,079)
Total liabilities and stockholders’ deficit	$312,543	$169,001

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Quarter ended March 31,	Quarter ended March 31,	6 months ended March 31,	6 months ended March 31,
	2017	2016	2017	2016
Net revenues	$25,394	$26,100	$41,431	$72,426
Cost of sales	-6,240	-	-33,797	-
Gross profit	19,154	26,100	7,634	72,426

Operating expenses:
Research and development	-	-	-	-
General and administrative
General and administrative	135,864	211,951	224,831	489,243
Total operating expenses	135,864	211,951	224,831	489,243
Profit/Loss from operations	-116,711	-185,851	-217,198	-416,817

Other income (expense):
Interest income	-	-	-	-
Amortization of Debt Discount	-	-129,168	-23,384	-261,728
Interest expense	-25,775	-27,272	-53,677	-51,985
Other income	134,005	-	134,005	-
Change in fair value of derivative liabilities	13,854	-	69,198	-15,225
Total other expense, net	122,084	-156,440	126,142	-328,938
Losses before provision for income taxes	-5,373	-342,291	-91,056	-745,755
Provision for income taxes	-	-	-	-
Net loss from operations	-5,373	-342,291	-91,056	-745,755
Less: Loss attributable to non-controlling interest	2,915	5,858	4,961	10,404
Net profit/loss attributable to Holding Company	$8,288	$-336,433	$-86,095	$-735,351

Basic and diluted loss per common share	$0.00	$0.00	$0.00	$-0.01

Weighted average common shares outstanding basic and diluted	378,140,669	80,399,187	378,140,669	80,399,187

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	6 months ended March 31,	6 months ended March 31,
	2017	2016
Operating Activities:
Net loss	$(91,056)	$(745,755)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	9,287	10,740
Amortization of debt discount	-	261,728
Interest expense related to fair value of derivative instruments granted	-	-
Change in fair value of derivative instruments	(69,198)	15,225
Stock based payments	-	-
Changes in operating assets and liabilities:
Others asset	-	4,008
Inventory	(28,160)
Accounts payable	-	-
Accounts receivable	(90,212)
Accrued expenses	125,000	125,000
Accrued interest	53,677	51,985
Net cash used in operating activities	(64,336)	(277,070)

Investing Activities:
Goodwill on Consolidation	-	-
Purchase of property and equipment	-	69,691
Net cash used in investing activities	-	69,691
Financing Activities:
Proceeds from issuance of convertible debt, net of debt discounts
Repayment of loan from related party	-	-
Proceeds from related party loans, net of debt discounts	181,652	224,485
Non-controlling interest	(4,960)	(10,404)
Effective of exchange rates on cash	(71,824)	(17,317)
Net cash provided by financing activities	104,867	196,764
Net change in cash	40,532	(10,615)
Cash, beginning of period	13,750	10,763
Cash, end of period	$54,282	$149

KIBUSH CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

for the Period SEPTEMBER 30, 2016 and MARCH 31, 2017 (Unaudited)

	Common Stock		Preferred Stock			Paid In	Non Controlling	Accumulated	Accumulated Other Comprehensive	Stockholders'
	Shares Amount		Series A Shares	Series B Shares	Amount	Capital	Interest	Deficit	Income	Deficit
Balance at September 30, 2015	77,399,187	77,399	3,000,000		3,000	9,151,960	-63,381	-10,986,677	-	-1,817,699

Common stock issued for repayment of convertible note	165,669,175	165,669				-15,329				150,340

Common stock issued for bonus	24,445,000	24,445								24,445
Exchange rate variation							-10			-10
Net loss							14,754	-1,301,909		-1,287,155

Balance at September 30, 2016	267,513,362	267,513	3,000,000	-	3,000	9,136,631	-48,637	-12,288,586	-	-2,930,078
Common stock issued for repayment of convertible note	208,879,614	208,880				-187,992				20,888
Preference Share B Issued for Consideration at $0.001 per share				5,000,000	5,000					5,000

Net loss							-2,046	-94,383		-96,429

Balance at December 31, 2016	476,392,976	476,393	3,000,000	5,000,000	8,000	8,948,640	-50,683	-12,382,969	-	-3,000,620

Common stock issued for repayment of convertible note	9,375,000	9,375				-3,375				6,000
Exchange rate variation										-
Net loss							-2,915	8,288		5,373

Balance at March 31, 2017	485,767,976	485,768	3,000,000	5,000,000	8,000	8,945,265	-53,598	-12,374,681	-	-2,989,246

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at March 31, 2017, the Company has an accumulated deficit of $12,374,681 and $12,288,586 as of September 30, 2016, and has not earned sufficient revenues to cover operating costs since inception and has a working capital deficit. The Company intends to fund its mining exploration through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year.

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

In applying the Black-Scholes valuation model, the Company used the following assumptions during the period ended March 31, 2017:

For the period
ended March 31, 2017
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

The following table presents the Company’s embedded conversion features of its convertible debt measured at fair value on a recurring basis as of March 31, 2017, and as of September 30, 2016:

	Carry Value at
	March 31,	September 30,
	2017	2016
Derivative liabilities:
Embedded conversion features – notes	$940,886	$986,700
Total derivative liability	$940,886	$986,700

	March 31,	September 30,
	2017	2016
Change in fair value included in other income (expense), net	-69,198	-7,525

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs:

	For the year ended	For the year ended
	March 31,	September 30,
	2017	2016
Embedded Conversion
Features - Notes:
Balance at beginning of year	$986,700	$498,417
Change in derivative liabilities	$23,384	$495,808
Net change in fair value included in net loss	(69,198)	(7,525)
Ending balance	$940,886	$986,700

The Company re-measures the fair values of all its derivative liabilities as of each period end and records the net aggregate gain/loss due to the change in the fair value of the derivative liabilities as a component of other expense, net in the accompanying consolidated statement of operations. During the years ended September 30, 2016 and the 6 months ended March 31, 2017, the Company recorded a net increase (decrease) to the fair value of derivative liabilities balance of $ (69,198) and $ (7,525), respectively.

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

Research and Development

Research and development costs are recognized as an expense in the period in which they are incurred. The Company incurred no research and development costs for the quarter ended March 31, 2017.

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

NOTE 4 – PROPERTY AND EQUIPMENT

	March 31,	September 30,
	2017	2016
Building and Improvements	$-	$-
Plant Equipment	16,073	16,073
Computer Equipment	-	-
Office Equipment	-	-
Motor Vehicle	111,585	111,585
	127,658	127,658
Less accumulated depreciation	-36,657	-27,367
	$91,000	$100,291

Depreciation expense was approximately $22,289 for the year ended September 30, 2016 and $9,287 for the 6 months ended March 31, 2017.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

	March 31, 2017
	Note face amount	Debt Discount	Net Amount of Note
2011 Note	$22,166	$-	$22,166
2012 Note	48,000	-	48,000
2013 Note	12,000	-	12,000
2014 Note	44,000	-	44,000
2016 Note	25,000	-	25,000
2016 Note	25,000	-	25,000
2017 Note	27,800	-	27,800
Total	$203,966	$-	$203,966

	September 30, 2016
	Note face amount	Debt Discount	Net Amount of Note
2011 Note	$22,166	$-	$22,166
2012 Note	48,000	-	48,000
2013 Note	12,000	-	12,000
2014 Note	92,300	-	92,300
2016 Note	10,125	-	10,125
2016 Note	25,000	-	25,000
2016 Note	25,000	-	25,000
Total	$234,591	$-	$234,591

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of March 31, 2017, is $22,166. As of March 31, 2017, the note has been discounted by $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of March 31, 2017, is $48,000. As of March 31, 2017, the note has been discounted by $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of March 31, 2017, is $12,000. As of March 31, 2017, the note has been discounted by $0.

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

The Company established a debt discount of $100,000, representing the value of the embedded conversion feature inherent in the convertible debt and warrant, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2014, the Company recorded amortization of the debt discount of $19,566. The balance of the debt discount was $80,434 at September 30, 2014. For the quarter ended March 31, 2017, the Company recorded amortization of the debt discount of $0. The balance of the debt discount was $0 at March 31, 2017. The face amount of the outstanding note as of March 31, 2017, is $44,000.

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

On August 11, 2016, the Company restructured a portion a Convertible Promissory Note issued on January 5, 2016 in conjunction with an assignment of that Note. The restructured Note was a 9.00% Convertible Promissory Note due August 11, 2017 with a principal amount of $30,000. Interest on the 2016 Note is accrued annually effective from September 1, 2016 forward. This Note was unsecured and repayable on demand. The 2016 Note is senior in right to all existing and future indebtedness which is subordinated by its terms and at the option of the Lender, the principal along with any accrued interest may be converted in whole or part into Common Stock at a price of $0.001. The face amount of the outstanding note as of March 31, 2017, is $0. As of March 31, 2017, the note has been discounted by $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of March 31, 2017, is $0. As of March 31, 2017, the note has been discounted by $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of March 31, 2017, is $25,000. As of March 31, 2017, the note has been discounted by $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of March 31, 2017, is $25,000. As of March 31, 2017, the note has been discounted by $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of March 31, 2017, is $27,800. As of March 31, 2017, the note has been discounted by $0.

NOTE 6 – LOAN FROM RELATED PARTY

Convertible Notes Issued to the President and Director of Kibush Capital Corporation:

	March 31, 2017
	Note face amount	Debt Discount	Net Amount of note

Loan from related party	$1,270,003	$0	$1,270,003

Total	$1,270,003	$0	$1,270,003

	September 30, 2016
	Note face amount	Debt Discount	Net Amount of note

Loan from related party	$1,162,741	$0	$1,162,741

Total	$1,162,741	$0	$1,162,741

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

The Company established a debt discount of $157,500, representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2014, the Company recorded amortization of the debt discount of $78,966. The balance of the debt discount was $78,534 at September 30, 2014. As of March 31, 2017, the balance of the debt discount was $0.

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

The Company established a debt discount of $110,741 representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2014, the Company recorded amortization of the debt discount of $27,913. The balance of the debt discount was $82,828 at September 30, 2014. As of March 31, 2017, the balance of the debt discount was $0.

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

The Company established a debt discount of $98,575 representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2014, the Company recorded amortization of the debt discount of $0. The balance of the debt discount was $98,575 at September 30, 2014. As of March 31, 2017, the balance of the debt discount was $0.

As of September 30, 2014, and 2013, cumulative interest of $96,579 and $0 respectively, has been accrued on these notes.

The Company established a debt discount of $61,273 representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the quarter ended March 31, 2017, the Company recorded amortization of the debt discount of $0. The balance of the debt discount was $0 at March 31, 2017.

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

On February 28, 2014, the Company issued by director’s resolution, 40,000,000 shares of newly issued common stock to conclude an Assignment and Bill of Sale (dated February 14, 2014) from a related company (Five Arrows Limited); which gave Kibush Capital Corporation the right to enter into a Joint Venture contract with the leaseholders of certain Mining Leases in Papua New Guinea. As this transaction was with a related party, the value was recorded at par value of the stock i.e. $0.001 per share of common stock.

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

Between January 1, 2017 and March 31, 2017, the Company issued a total of 9,375,000 shares of common stock upon the requests from convertible note holders to convert principal totaling $9,375 into the Company’s common stock based on the terms set forth in the loans. The conversion rate was $0.001.

Preferred Stock

Preferred stock includes 50,000,000 shares authorized at $0.001 par value, of which 10,000,000 have been designated Series A and 5,000,000 designated as Series B. A total of 3,000,000 shares of Series A preferred stock are issued and outstanding as of March 31, 2017, and September 30, 2016. A total of 5,000,000 shares of Series B preferred stock were outstanding as of March 31, 2017. No shares of Series B preferred stock were outstanding as of September 30, 2016.

NOTE 8 – INCOME TAXES

The provision/(benefit) for income taxes for the year ended September 30, 2016 and 2015 was as follows (assuming a 15% effective tax rate)

	September 30,		September 30,		September 30,
	2016		2015		2014
Current Tax Provision
Federal-
Taxable Income		-		-		-
Total current tax provisions		-		-		-
		$-		$-		$-

Deferred Tax Provision
Federal-
Loss carry forwards		$195,286		$193,592		$263,821
Change in valuation allowance	-$	195,286	-$	193,592	-$	263,821
Total deferred tax provisions		$-		$-		$-

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

NOTE 9 – RELATED PARTY TRANSACTIONS

Details of transactions between the Corporation and related parties are disclosed below.

The following transactions were carried out with related parties:

	March 31, 2017	September 30, 2016

Loan from related party	$1,270,003	$1,162,741
Convertible Loans (B)	$203,966	$234,591
Total	$1,473,970	$1,397,332

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

NOTE 10 – INVENTORIES

Inventories are valued at cost. Cost is determined using the first-in, first-out method. The cost of finished goods and work-in-progress comprises raw materials, direct labor, other direct costs and related production overheads (based on normal operating capacity) but excludes borrowing costs. There are three types of inventory in three stages of completion. Raw materials comprise of logs that are on the ground and at the log pond; Work-in-progress comprise of rough sawn timber at the Rigo site whilst Finished goods are planed, straightened timber at Laloki for sale. Each would have a different wholesale value depending on the level of processing.

	For 6 months ended	For the year ended
	March 31,	September 30,
	2017	2016
Inventories
Raw Materials (at cost)	$15,465	$-
Work-in-progress (at cost)	6,486	-
Finished goods (at cost)	6,209	-
Total Inventories (at cost)	$28,160	$-

NOTE 11 – BUSINESS COMBINATIONS

Set out below are the controlled and non-controlled members of the group as of March 31, 2017, which, in the opinion of the directors, are material to the group. The subsidiaries as listed below have share capital consisting solely of ordinary shares, which are held directly by the Company; the country of incorporation is also their principal place of business.

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

NOTE 12 – LEGAL PROCEEDINGS

On September 12, 2016, we commenced an action against Alexander King (“King”) and other defendants, in the Supreme Court of Victoria (Australia) as Case No. S ECI 2016 01205, In the matter of Angel Jade Pty Ltd (ACN 146 720 578) regarding the Company’s ownership of Angel Jade. On February 14, 2017, the Company settled this litigation in exchange for a cash payment of $175,000 AUS (Appox. $134,000 US), as disclosed in the Company’s 8-K filed on February 14, 2016.

NOTE 13 – SUBSEQUENT EVENTS

On March 15, 2017, the company amended its Articles of Incorporation to increase the number of our authorized shares of Common Stock from 500,000,000 to 975,000,000.

On May 1, 2017, the Company designated additional shares of authorized Preferred Stock as Class B Preferred and authorized the issuance of 15,000,000 shares of Class B preferred in exchange for unpaid wages for 2015 and 2016.

On May 16, 2017, Kibush Capital Corporation (the “Company”) and entered into a joint venture agreement with Purari Development Trust for the purposes of commercializing the land controlled by Purari which is targeted for oil and gas exploration. Kibush will represent Purari’s commercial interest in the negotiate of any commercialization of the land, including oil and gas exploration and production.  Kibush will also used best efforts to secure PNG governmental approval for the projects it negotiates on behalf of Purari.  In exchange, Kibush will receive 30% of the total revenue generated for Purari based upon such commercialization efforts.  The agreement is for a term of 3 years."

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

Results of Operations

Three Months and Six Months Ended March 31, 2017 Compared to Three Months and Six Months Ended March 31, 2016

During the three months ended March 31, 2017, we recognized $25,394 in revenue. We recognized $26,100 revenue during the three months ended March 31, 2016.

We had a net profit for the three months ended March 31, 2017, of $8,288 and a net loss of $336,433 for the three months ended March 31, 2016. The profit for the period ended March 31, 2017 was significantly better than the loss which occurred during the same period in 2016, primarily due to closing the operations at Brown River. However, our general and administrative expenses did decrease by $135,864 for the period ended March 31, 2017, as compared to the period ended March 31, 2016..

During the six months ended March 31, 2017, we recognized $175,435 in revenue. We recognized $72,426 revenue during the six months ended March 31, 2016. The increase in revenue is attributable to the extraordinary income from the settlement of the Angel Jade litigation. We anticipate revenue will increase in the June Quarter as operations will start to be normalized. The Rainy Season has had an impact of Revenues during the March quarter. Processing was not continuous for this period as access to processing sites was not possible due to flooding. The weather has now improved to allow access. Our ability to generate income in the future will greatly depend on the success of our timber operations and mineral exploration activities.

We will need additional capital to expand operations and anticipate seeking both debt and equity capital in 2017. Additionally, as our exploration activities are in their infancy and since such activity may be speculative in nature, it is difficult to predict our ability to generate sufficient revenue to generate positive cash flows. Currently our biggest expenses are related to general and administrative costs are Wages for Personnel. We anticipate these expenses will remain constant during 2017; however, that could change based upon market conditions.

Liquidity and Capital Resources

As of March 31, 2017, the Company had $54,282 cash or cash equivalents on hand. However, as of that date, we had total current assets of $172,654 and total current liabilities of $3,301,790 resulting in a working capital deficit of $3,129,136. As of March 31, 2016, the Company had total current assets of $160,695 and total current liabilities of $2,724,102 resulting in a working capital deficit of $2,563,407. The Company intends to fund its exploration through the sale of its equity securities. However, there can be no assurance that the Company will be successful doing so. We do not currently have any other agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. We currently believe that the Company will need approximately $1,000,000 over the next 12 months to cover our planned mining exploration. The company will be undertaking capital expenditure on the logging operations over the next 12 months, this will need approximately $1M.

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

Factors Affecting Future Timber Logging Results

We have generated revenues now for 2 consecutive quarters, the March quarter was affected by Weather, and in the future, we will have to stock pile inventory to ensure we can maintain sufficient levels to satisfy customer requirements during this weather pattern. We now have 2 regions under license totaling 65K hectares we will apply for a third Timber authority in a separate area that has different weather patterns to Rigor and Kabuna.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the quarter ended March 31, 2017.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

On September 12, 2016, we commenced an action against Alexander King (“King”) and other defendants, in the Supreme Court of Victoria (Australia) as Case No. S ECI 2016 01205, In the matter of Angel Jade Pty Ltd (ACN 146 720 578) regarding the Company’s ownership of Angel Jade. On February 14, 2017, the Company settled this litigation in exchange for a cash payment of $175,000 AUS (Appox. $134,000 US), as disclosed in the Company’s 8-K filed on February 14, 2016.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation	10/A	08/05/15	3.1

3.2	Certificate of Amendment dated 2/4/2005	10/A	08/05/15	3.2

3.3	Articles of Merger	10/A	08/05/15	3.3

3.4	Certificate of Amendment dated 8/22/2013	10/A	08/05/15	3.4

3.5	Amended and Restated Articles dated 7/7/2010	10/A	08/05/15	3.5

3.6	Certificate of Amendment dated 8/22/2013	10/A	08/05/15	3.6

3.7	By-laws	10/A	08/05/15	3.7

4.1	Certificate of Designation dated 4/19/2011	10/A	08/05/15	4.1

10.1	Joint Venture Agreement dated May 11, 2017				X

21	List of Subsidiaries	10/A	08/05/15	21

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer				X

101.INS	XBRL Instance Document				X

101.DEF	XBRL Taxonomy Extension – Definitions				X

101.LAB	XBRL Taxonomy Extension – Labels				X

101.PRE	XBRL Taxonomy Extension – Presentation				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 7th day of June, 2017.

KIBUSH CAPITAL CORP.

BY:	/s/ WARREN SHEPPARD
Warren Sheppard
President, Chief Executive Officer, Chief Financial and Director