Form 10-Q
period 2017-06-30
Kibush Capital Corp
filed 2017-08-21
CIK 1614466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 17, 2017, there were 890,767,976 shares of the registrant’s common stock outstanding and 23,000,000 shares of the registrant’s preferred stock.

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

ITEM 1. FINANCIAL STATEMENTS

June 30, 2017

C O N T E N T S

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2017	September 30, 2016
ASSETS
Current Assets:
Cash	$2,608	$221
Cash in transit	-	25,000
Trade Debtors	47,312	-
Sundry Debtors	-	-
Inventory	27,684	-
Total current assets	77,603	25,221

Property and equipment, net	96,375	100,291
Paradise Gardens	18,377	18,377
Other Assets	34,997	25,112
Total Assets	$227,352	$169,001

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	-	-
Accrued expenses	974,852	715,048
Convertible notes payable	128,466	234,591
Loan from related party	1,330,277	1,162,741
Derivative liabilities	865,386	986,700
Total current liabilities	3,298,981	3,099,080

Stockholders’ deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; 3,000,000 shares Series A issued and outstanding at June 30, 2017 and 3,000,000 shares issued and outstanding at September 30, 2016	3,000	3,000
Preferred stock, $0.001 par value; 50,000,000 shares authorized; 5,000,000 shares issued Series B and outstanding at June 30, 2017	5,000	-
Preferred stock, $0.001 par value; 50,000,000 shares authorized; 15,000,000 shares issued Series B and outstanding at June 30, 2017	15,000	-
Common stock, $0.001 par value; 975,000,000 shares authorized at June 30, 2017 and September 30, 2016; 890,767,976 and 267,513,362 shares issued and outstanding at June 30, 2017 and September 30, 2016	890,768	267,513
Additional paid-in capital	8,580,765	9,136,631
Accumulated deficit	(12,503,127)	(12,288,586)
Accumulated other comprehensive income	-	-
Total stockholders’ deficit, including non-controlling interest	(3,008,595)	(2,881,442)
Non-Controlling interest	(63,034)	(48,637)
Total stockholders’ deficit	(3,071,629)	(2,930,079)
Total liabilities and stockholders’ deficit	$227,352	$169,001

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Quarter ended	Quarter ended	9 months ended	9 months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Net revenues	$24,176	$20,618	$65,860	$93,044
Cost of sales	-13,867	-12,386	-48,475	-
Gross profit	10,308	8,231	17,385	93,044

Operating expenses:
Research and development	-	-	-	-
General and administrative
General and administrative	198,146	121,383	422,551	623,024
Total operating expenses	198,146	121,383	422,551	623,024
Profit/Loss from operations	-187,838	-113,152	-405,166	-529,981

Other income (expense):
Interest income	-	-	-	-
Amortisation of Debt Discount	-	-	-	-
Interest expense	-25,544	-155,617	-102,479	-469,330
Other income	-	-	134,005	-
Change in fair value of derivative liabilities	75,500	-	144,698	-15,225
Total other expense, net	49,956	-155,617	176,224	-484,555
Losses before provision for income taxes	-137,882	-268,769	-228,942	-1,014,535
Provision for income taxes	-	-	-	-
Net loss from operations	-137,882	-268,769	-228,942	-1,014,535
Less: Loss attributable to non-controlling interest	9,437	4,035	14,402	14,439
Net profit/loss attributable to Holding Company	$-128,446	$-264,734	$-214,541	$-1,000,096

Basic and diluted loss per common share	$0.00	$0.00	$0.00	$-0.01
Weighted average common shares outstanding
basic and diluted	593,640,669	92,395,802	593,640,669	92,395,802

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	9 months ended	9 months ended
	June 30, 2017	June 30, 2016
Operating Activities:
Net loss	$(228,942)	$(1,000,096)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	14,529	15,922
Amortization of debt discount	-	389,995
Interest expense related to fair value of derivative instruments granted	-	-
Change in fair value of derivative instruments	(144,698)	15,225
Stock based payments	-	-
Changes in operating assets and liabilities:
Others asset	-	4,008
Inventory	(27,684)
Accounts payable	-	-
Accounts receivable	(47,312)
Accrued expenses	187,500	187,500
Accrued interest	79,095	79,335
Net cash used in operating activities	(167,512)	(308,111)

Investing Activities:
Goodwill on Consolidation	-	-
Purchase of property and equipment	(10,557)	(69,691)
Net cash used in investing activities	(10,557)	(69,691)
Financing Activities:
Proceeds from issuance of convertible debt, net of debt discounts	-	-
Repayment of loan from related party	-	-
Proceeds from related party loans, net of debt discounts	263,758	412,147
Non-controlling interest	(14,402)	(14,439)
Effective of exchange rates on cash	(68,000)	(16,918)
Net cash provided by financing activities	180,456	380,790
Net change in cash	2,387	2,987
Cash, beginning of period	221	10,763
Cash, end of period	$2,608	$13,750

KIBUSH CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

for the Period SEPTEMBER 30, 2016 and JUNE 30, 2017 (Unaudited)

	Common Stock		Preferred Stock				Non
			Series A	Series B		Paid In	Controlling	Accumulated	Stockholders’
	Shares	Amount	Shares	Shares	Amount	Capital	Interest	Deficit	Deficit
Balance at September 30, 2015	77,399,187	77,399	3,000,000		3,000	9,151,960	-63,381	-10,986,677	-1,817,699

Common stock issued for repayment of convertible note	165,669,175	165,669				-15,329			150,340

Common stock issued for bonus	24,445,000	24,445							24,445
Exchange rate variation							-10		-10
Net loss							14,754	-1,301,909	-1,287,155

Balance at September 30, 2016	267,513,362	267,513	3,000,000	-	3,000	9,136,631	-48,637	-12,288,586	-2,930,078

Common stock issued for repayment of convertible note	208,879,614	208,880				-187,992			20,888
Preference Share B Issued for Consideration at $0.001 per share				5,000,000	5,000				5,000

Net loss							-2,046	-94,383	-96,429

Balance at December 31, 2016	476,392,976	476,393	3,000,000	5,000,000	8,000	8,948,640	-50,683	-12,382,969	-3,000,620

Common stock issued for repayment of convertible note	9,375,000	9,375				-3,375			6,000
Exchange rate variation									-
Net loss							-2,915	8,288	5,373

Balance at March 31, 2017	485,767,976	485,768	3,000,000	5,000,000	8,000	8,945,265	-53,598	-12,374,681	-2,989,246

Common stock issued for repayment of convertible note	405,000,000	405,000				-364,500			40,500
Preference Share B Issued for Consideration at $0.001 per share				15,000,000	15,000				15,000
Exchange rate variation									-
Net loss							-9,437	-128,446	-137,882

Balance at June 30, 2017	890,767,976	890,768	3,000,000	20,000,000	23,000	8,580,765	-63,034	-12,503,127	-3,071,629

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at June 30, 2017, the Company has an accumulated deficit of $12,503,127 and $12,288,586 as of September 30, 2016, and has not earned sufficient revenues to cover operating costs since inception and has a working capital deficit. The Company intends to fund its mining exploration through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year.

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

In applying the Black-Scholes valuation model, the Company used the following assumptions during the period ended June 30, 2017:

For the period ended
June 30, 2017
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

The following table presents the Company’s embedded conversion features of its convertible debt measured at fair value on a recurring basis as of June 30, 2017, and as of September 30, 2016:

	Carry Value at
	June 30, 2017	September 30, 2016
Derivative liabilities:
Embedded conversion features – notes	$865,386	$986,700
Total derivative liability	$865,386	$986,700

	June 30, 2017	September 30, 2016
Change in fair value included in other income (expense), net	-144,698	-7,525

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs:

	For the year ended	For the year ended
	June 30, 2017	September 30, 2016

Embedded Conversion
Features - Notes:
Balance at beginning of year	$986,700	$498,417
Change in derivative liabilities	$23,384	$495,808
Net change in fair value included in net loss	(144,698)	(7,525)
Ending balance	$865,386	$986,700

The Company re-measures the fair values of all its derivative liabilities as of each period end and records the net aggregate gain/loss due to the change in the fair value of the derivative liabilities as a component of other expense, net in the accompanying consolidated statement of operations. During the years ended September 30, 2016 and the 9 months ended June 30, 2017, the Company recorded a net increase (decrease) to the fair value of derivative liabilities balance of $ (144,698) and $ (7,525), respectively.

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

Research and Development

Research and development costs are recognized as an expense in the period in which they are incurred. The Company incurred no research and development costs for the quarter ended June 30, 2017.

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

NOTE 4 – PROPERTY AND EQUIPMENT

	June 30, 2017	September 30, 2016
Buildings and Improvements	$-	$-
Plant Equipment	26,630	16,073
Computer Equipment	-	-
Office Equipment	-	-
Motor Vehicle	111,585	111,585
	$138,215	$127,658
Less accumulated depreciation	-41,840	-27,367
	$96,375	$100,291

Depreciation expense was approximately $22,289 for the year ended September 30, 2016 and $14,529 for the 9 months ended June 30, 2017.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

	June 30, 2017
	Note face amount	Debt Discount	Net Amount of Note
2011 Note	$22,166	$-	$22,166
2012 Note	48,000	-	48,000
2013 Note	12,000	-	12,000
2014 Note	9,000	-	9,000
2016 Note	-	-	-
2016 Note	25,000	-	25,000
2017 Note	12,300	-	12,300
Total	$128,466	$-	$128,466

	September 30, 2016
	Note face amount	Debt Discount	Net Amount of Note
2011 Note	$22,166	$-	$22,166
2012 Note	48,000	-	48,000
2013 Note	12,000	-	12,000
2014 Note	92,300	-	92,300
2016 Note	10,125	-	10,125
2016 Note	25,000	-	25,000
2016 Note	25,000	-	25,000
Total	$234,591	$-	$234,591

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of June 30, 2017, is $22,166. As of June 30, 2017, the note has been discounted by $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of June 30, 2017, is $48,000. As of June 30, 2017, the note has been discounted by $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of June 30, 2017, is $12,000. As of June 30, 2017, the note has been discounted by $0.

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

The Company established a debt discount of $100,000, representing the value of the embedded conversion feature inherent in the convertible debt and warrant, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2014, the Company recorded amortization of the debt discount of $19,566. The balance of the debt discount was $80,434 at September 30, 2014. For the quarter ended June 30, 2017, the Company recorded amortization of the debt discount of $0. The balance of the debt discount was $0 at June 30, 2017. The face amount of the outstanding note as of June 30, 2017, is $9,000.

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

On August 11, 2016, the Company restructured a portion a Convertible Promissory Note issued on January 5, 2016 in conjunction with an assignment of that Note. The restructured Note was a 9.00% Convertible Promissory Note due August 11, 2017 with a principal amount of $30,000. Interest on the 2016 Note is accrued annually effective from September 1, 2016 forward. This Note was unsecured and repayable on demand. The 2016 Note is senior in right to all existing and future indebtedness which is subordinated by its terms and at the option of the Lender, the principal along with any accrued interest may be converted in whole or part into Common Stock at a price of $0.001. The face amount of the outstanding note as of June 30, 2017, is $0. As of June 30, 2017, the note has been discounted by $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of June 30, 2017, is $0. As of June 30, 2017, the note has been discounted by $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of June 30, 2017, is $0. As of June 30, 2017, the note has been discounted by $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of June 30, 2017, is $25,000. As of June 30, 2017, the note has been discounted by $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of June 30, 2017, is $12,300. As of June 30, 2017, the note has been discounted by $0.

NOTE 6 – LOAN FROM RELATED PARTY

Convertible Notes Issued to the President and Director of Kibush Capital Corporation:

	June 30, 2017
	Note face amount	Debt Discount	Net Amount of note

Loan from related party	$1,330,277	$0	$1,330,277

Total	$1,330,277	$0	$1,330,277

	September 30, 2016
	Note face amount	Debt Discount	Net Amount of note

Loan from related party	$1,162,741	$0	$1,162,741

Total	$1,162,741	$0	$1,162,741

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

The Company established a debt discount of $157,500, representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2014, the Company recorded amortization of the debt discount of $78,966. The balance of the debt discount was $78,534 at September 30, 2014. As of June 30, 2017, the balance of the debt discount was $0.

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

The Company established a debt discount of $110,741 representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2014, the Company recorded amortization of the debt discount of $27,913. The balance of the debt discount was $82,828 at September 30, 2014. As of June 30, 2017, the balance of the debt discount was $0.

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

The Company established a debt discount of $98,575 representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2014, the Company recorded amortization of the debt discount of $0. The balance of the debt discount was $98,575 at September 30, 2014. As of June 30, 2017, the balance of the debt discount was $0.

As of September 30, 2014, and 2013, cumulative interest of $96,579 and $0 respectively, has been accrued on these notes.

The Company established a debt discount of $61,273 representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the quarter ended June 30, 2017, the Company recorded amortization of the debt discount of $0. The balance of the debt discount was $0 at June 30, 2017.

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

Between April 1, 2017 and June 30, 2017, the Company issued a total of 405,000,000 shares of common stock upon the requests from convertible note holders to convert principal totaling $405,000 into the Company’s common stock based on the terms set forth in the loans. The conversion rate was $0.001.

Preferred Stock

Preferred stock includes 50,000,000 shares authorized at $0.001 par value, of which 10,000,000 have been designated Series A and 5,000,000 designated as Series B. A total of 3,000,000 shares of Series A preferred stock are issued and outstanding as of June 30, 2017, and September 30, 2016. A total of 20,000,000 shares of Series B preferred stock were outstanding as of June 30, 2017. No shares of Series B preferred stock were outstanding as of September 30, 2016.

NOTE 8 – INCOME TAXES

The provision/(benefit) for income taxes for the period ended June 30, 2017 and the year ended September 30, 2016 was as follows (assuming a 15% effective tax rate)

	June 30, 2017		September 30, 2016
Current Tax Provision
Federal-
Taxable Income		-		-
Total current tax provisions		-		-
		$-		$-

Deferred Tax Provision
Federal-
Loss carry forwards		$214,541		$195,286
Change in valuation allowance	-$	214,541	-$	195,286
Total deferred tax provisions		$-		$-

As of June 30, 2017, the Company had approximately $12,503,127 in tax loss carry forwards that can be utilized future periods to reduce taxable income, and the carry forward incurred for the year ended September 30, 2016 will expire by the year 2035.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Corporation are subject to examination by the IRS, generally for three years after they are filed.

NOTE 9 – RELATED PARTY TRANSACTIONS

Details of transactions between the Corporation and related parties are disclosed below.

The following transactions were carried out with related parties:

	June 30, 2017	September 30, 2016

Loan from related party	$1,330,277	$1,162,741
Convertible Loans (B)	$128,466	$234,591
Total	$1,458,743	$1,397,332

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

NOTE 10 – INVENTORIES

Inventories are valued at cost. Cost is determined using the first-in, first-out method. The cost of finished goods and work-in-progress comprises raw materials, direct labour, other direct costs and related production overheads (based on normal operating capacity) but excludes borrowing costs. There are three types of inventory in three stages of completion. Raw materials comprise of logs that are on the ground and at the log pond; Work-in-progress comprise of rough sawn timber at the Rigo site whilst Finished goods are planed, straightened timber at Laloki for sale. Each would have a different wholesale value depending on the level of processing.

	For 9 months ended	For the year ended
	June 30, 2017	September 30, 2016
Inventories
Raw Materials (at cost)	$9,515	$-
Work-in-progress (at cost)	913	-
Finished goods (at cost)	17,255	-
Total Inventories (at cost)	$27,683	$-

NOTE 11 – BUSINESS COMBINATIONS

Set out below are the controlled and non-controlled members of the group as of June 30, 2017, which, in the opinion of the directors, are material to the group. The subsidiaries as listed below have share capital consisting solely of ordinary shares, which are held directly by the Company; the country of incorporation is also their principal place of business.

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

NOTE 13 – SUBSEQUENT EVENTS

On August 16, 2017, the Company filed a Certificate of Amendment with the Nevada Secretary of State to effect a 225 for 1 reverse stock split. The Company is waiting for approval and an effective date from FINRA.

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

Results of Operations

Three Months and Nine Months Ended June 30, 2017 Compared to Three Months and Nine Months Ended June 30, 2016

During the three months ended June 30, 2017, we recognized $24,176 in revenue. We recognized $20,618 revenue during the three months ended June 30, 2016. We had a net loss for the three months ended June 30, 2017, of $128,446 and a net loss of $264,734 for the three months ended June 30, 2016. The loss for the period ended June 30, 2017 was significantly better than the loss which occurred during the same period in 2016, primarily due to closing the operations at Brown River. However, our general and administrative expenses did increase by $76,763 for the period ended June 30, 2017, as compared to the period ended June 30, 2016.

During the nine months ended June 30, 2017, we recognized $65,860 in revenue. We recognized $93,044 revenue during the nine months ended June 30, 2016. We anticipate revenue will increase in the Quarter ending September 30, 2017 as operations should start to be normalized. Processing for the June quarter was not continuous for this period as access to and from Rigo logging site required the repair and in some areas a complete rebuild of 17 km’s of access road as a direct result of the rainy season. Having repaired and readied 2 Jinkers it was necessary to undertake this road maintenance to allow the equipment to travel unimpeded to the main road to Port Moresby. While much of the repair work has been completed, there remains a small section of road to be repaired. Completion of the repair work should allow the Company to make deliveries to the processing sites and direct to customers without further delay. Our ability to generate income in the future will greatly depend on the success of our timber operations and mineral exploration activities.

We had a net loss for the nine months ended June 30, 2017, of $214,541 and a net loss of $1,000,096 for the nine months ended June 30, 2016. The loss for the period ended June 30, 2017 was less than the loss which occurred during the same period in 2016, as in June 2016 we were incurring costs in closing down the Brown River TA operations. However, our general and administrative expenses did decrease by $200,472 for the period ended June 30, 2017, as compared to the period ended June 30, 2016.

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

Liquidity and Capital Resources

As of June 30, 2017, the Company had $2,608 cash or cash equivalents on hand. However, as of that date, we had total current assets of $77,603 and total current liabilities of $3,298,981 resulting in a working capital deficit of $3,221,377. As of June 30, 2016, the Company had total current assets of $13,750 and total current liabilities of $2,939,063 resulting in a working capital deficit of $2,925,312. The Company intends to fund its exploration through the sale of its equity securities. However, there can be no assurance that the Company will be successful doing so. We do not currently have any other agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. We currently believe that the Company will need approximately $1,000,000 over the next 12 months to cover our planned mining exploration, without such funds our planned mining exploration will remain on hold. The Company will be undertaking capital expenditures on our logging operations over the next 12 months, and we anticipate capital expenditures of approximately $1,000,000 during such period.

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

Factors Affecting Future Timber Logging Results

We have generated revenues now for 3 consecutive quarters, the June quarter was affected by repairing the access road from the logging area to the sealed road to Port Moresby. We now have 2 regions under License totaling 65,000 hectares and we will apply for a third Timber authority in a separate area which has different weather patterns than the locations of our current TAs in Rigo and Kabuna. In addition, we plan to apply for an extended TA in the Rigo area.

Off-Balance Sheet Arrangements

We had no Off-Balance Sheet arrangements during the quarter ended June 30, 2017.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS

The following documents are included herein:

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation	10/A	08/05/15	3.1

3.2	Certificate of Amendment dated 2/4/2005	10/A	08/05/15	3.2

3.3	Articles of Merger	10/A	08/05/15	3.3

3.4	Certificate of Amendment dated 8/22/2013	10/A	08/05/15	3.4

3.5	Amended and Restated Articles dated 7/7/2010	10/A	08/05/15	3.5

3.6	Certificate of Amendment dated 8/22/2013	10/A	08/05/15	3.6

3.7	By-laws	10/A	08/05/15	3.7

3.8	Certificate of Amendment dated 3/15/2017				X

3.9	Certificate of Amendment dated 8/16/2017				X

4.1	Certificate of Designation dated 11/22/2016				X

4.2	Amended Designation dated 6/29/2017				X

21	List of Subsidiaries	10/A	08/05/15	21

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer				X

101.INS	XBRL Instance Document				X

101.DEF	XBRL Taxonomy Extension – Definitions				X

101.LAB	XBRL Taxonomy Extension – Labels				X

101.PRE	XBRL Taxonomy Extension – Presentation				X

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 21th day of August, 2017.

KIBUSH CAPITAL CORP.

BY:	/s/ WARREN SHEPPARD
Warren Sheppard
President, Chief Executive Officer, Chief Financial and Director