Form 10-K
period 2017-09-30
Kibush Capital Corp
filed 2018-02-15
CIK 1614466

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED SEPTEMBER 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [  ] NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 30, 2017: $1,374,936 (based upon 26,959,541 shares of non-affiliate stock)

As of February 14, 2018, there were 207,354,541 shares of the registrant’s common stock outstanding.

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

Because we have no reserves, we have and will continue to expense all mine construction costs, even though these expenditures are expected to have a future economic benefit more than one year. We also expense our reclamation and remediation costs at the time the obligation is incurred. Companies that have reserves and have exited the exploration stage typically capitalize these costs, and subsequently amortize them on a units-of-production basis as reserves are mined, with the resulting depletion charge allocated to inventory, and then to cost of sales as the inventory is sold. Because of these and other differences, our financial statements will not be comparable to the financial statements of mining companies that have established reserves and have exited the exploration stage.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking information. Forward-looking information includes statements relating to future actions, prospective products, future performance or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management of Kibush Capital Corporation (hereinafter referred to as the “Company,” “Kibush Capital,” or “we”) and other matters. Forward-looking information may be included in this Annual Report on Form 10-K or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the “SEC”) by the Company. One can find many of these statements by looking for words including, for example, “believes,” “expects,” “anticipates,” “estimates” or similar expressions in this Annual Report on Form 10-K or in documents incorporated by reference in this Annual Report on Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether because of new information or future events.

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

On May 26, 2014, we became an initial subscriber to Aqua Mining Limited, a Papua New Guinea limited company (“Aqua Mining”) resulting in a 49% interest. On March 23, 2015, the Company increased its ownership in Aqua Mining from 49% to 90% in exchange for assignment of the Company’s entire interest in the Koranga Joint Venture to Aqua Mining. Due to the increase in ownership and due to the fact that the additional interest in Aqua Mining was acquired from a related party we changed the ament accounting treatment for this asset and are now consolidating its financials with our own. For the fiscal year ended September 30, 2016, Aqua Mining had revenues of $138,256, $118,889 in assets and $605,243 in liabilities, of which $493,443 are loans from Kibush Corp. For the fiscal year ended September 30, 2017, Aqua Mining had revenues of $75,664, $151,158 in assets and $896,538 in liabilities, of which $793,658 are loans from Kibush Corp.

The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”).

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any significant revenues from our current business. In addition, we have sustained losses for the past two years and have a negative working capital at September 30, 2017. We must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to continue our mining exploration activities and business development.

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

On February 14, 2014, we entered into an Assignment and Bill of Sale with Five Arrows Limited (“Five Arrows”) pursuant to which Five Arrows agreed to assign to the Company all of its right, title and interest in two 50 ton per hour trammels, one 35 ton excavator, a warehouse/office, a concrete processing apron and four 35 ton per hour particle concentrators which may be utilized for alluvial mining, the assignment also conveyed Five Arrow’s interest in a joint venture with the holders of mining leases (“Leaseholders”) for gold exploration in Papua New Guinea, specifically Mining Leases ML296-301 and ML278 covering approximately 26 hectares located at Koranga in Wau, Morobe Province, Papua, New Guinea (the “Koranga Property”). In consideration therefore, the Company issued 40,000,000 shares of its common stock to Five Arrows. On February 28, 2014, we entered into a joint venture agreement with the Leaseholders (the “Joint Venture Agreement”) for the exploration of minerals on the Koranga Property. The Joint Venture Agreement entitles the leaseholders to 30% and the Company to 70% of net profits from the joint venture. On May 23rd 2015 this Joint Venture was sold to our subsidiary Aqua Mining (PNG) Ltd. Aqua Mining will manage and carry out the exploration at the site, including entering into contracts with third parties and subcontractors (giving priority to the Leaseholders and their relatives and the local community for employment opportunities and spin-off business) at its cost, and all assets, including equipment and structures built on the site, will be the property of the Company. The Leaseholders and Aqua Mining will each contribute 1% from their share of net profits to a trust account for landowner and government requirements. For the period ending September 30, 2017 we have not incurred any expenditure of this project.

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

Aqua Mining has negotiated and finalized with landowners in the WAU area of PNG, Joint Ventures to conduct mineral exploration activities. These Joint Venture Agreements will form the basis of applications to the Mining Resource Authority in PNG for Mining Licenses. In addition, Aqua Mining has been accepted as a developer of AML 694-695.

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

Logging:

The Company, through its subsidiary Aqua Mining, was successful in obtaining Government approval for the commercialization of timber resources at Kubuna and Rigo, Papua New Guinea. The area that we have agreements with the landowners cover at Kubuna 40,000 hectares and Rigo 25,000 hectares. We have commenced logging during the December quarter 2016, at Rigo and expect to commence at Kubuna during the June 2018 quarter. Both sites are excellent resources covering many species of wood, mainly hardwoods kwila and rosewood, there are many exotic wood types. It has taken us some time to establish the infrastructure at Rigo, but we have now completed the access road works and established a base camp for 38 on-site workers.

Paradise Gardens Development

Kibush Capital Corporation had entered into a management agreement with Paradise Gardens Development (PNG) Ltd, a Timber Logging and Processing Company with operations in Papua New Guinea (“Paradise Gardens”). The Company has the right to Paradise Gardens operates a Timber Authority registered with the PNG Forest Authority which permits an annual timber harvest of 5000 cubic meters, the total area under the Timber Authority is 3300 hectares. Predominant species include Terminalia, Aglaia, White Cheesewood, Pink Satinwood, Erima, Taun, Rosewood, Kwila and other hardwoods. Paradise Gardens primarily sells its timber locally to retailers and wholesalers in Papua New Guinea. The Company concluded the acquisition of Paradise Gardens on October 7th, 2016. During the negotiation period, (June 2015 to October 7th, 2016) the Company’s management fee includes the profit earned by Paradise Gardens during such period.

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

Timber:

Initially, we are focusing on the domestic market in Papua New Guinea, where there are many major suppliers to the retail market place. As our capacity increases, we will look to export timber to the nearby Australian and Asian markets where demand is greater than supply.

Marketing and Distribution:

As the principal material is gold, the options are to sell either to a refinery and be paid the daily spot rate, or to sell to the jewelry wholesale market. Both options exist internally within PNG however the wholesale market is quite small. There are several options when the material is exported from PNG, again it could be to any refinery within the region and that rate again would be the daily spot rate. The wholesale market outside the country would be significant and there are many opportunities within Australia to sell at a higher than spot rate to that market. There may also be parties that would take up the material on a contractual basis.

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

Competition

The mining industry is acutely competitive in all phases. We face strong competition from other mining companies in connection with the acquisition of exploration stage properties or properties containing gold, jade and other mineral reserves. Many of these companies have greater financial resources, operational experience and technical capabilities than us. It is our goal to find undervalued properties and team up with local joint venture partners to streamline our time to market and costs. In PNG we are finding a number of such properties, as the enforcement of the Mining Act has forced traditional landowners to comply with the relevant requirements of the act. Their ability to do so is limited as they do not have the financial, or management resources to comply.

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

On July 24, 2015, we received final approval from the Papua New Guinea Department of Environment and Conservation, the Papua New Guinea Mining Resources Authority and the Mining Advisory Committee. This approval allows for mechanized processing on land controlled by the Koranga Joint Venture for a period of 20 years and Aqua Mining is the licensed contract miner for a period of 5 years. This AML license is limited to 50,000 tons of processing per year and to a maximum of 5-hectares of mining at any one time. We must report our exploration activities and sales monthly to the Mining Resource Authority and comply with the terms of the agreements with the landowners. The tribute agreement for this land requires contribution of 2% of gross sales over 3 grams of ton and 2% of gross sales when under 5 grams per ton.

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

As of February 14, 2018, the Company has 23 full time employees.

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

Exploration History

The historic alluvial mining activities for the Koranga leases was previously undertaken by New Guinea Gold Ltd. from 1935 to 1942, by Koranga Alluvial Mining Ltd. from 1943 to 1944, and by Koranga Westland Ltd. from 2008 to 2011. Koranga Westland Ltd.’s results were follows:

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

There has been no annual production of minerals to report for the Koranga Joint Venture properties for fiscal years 2017 and 2016.

Geology

The tectonic feature that hosts the project site and may have been influential in creating an environment conducive for the alluvial gold deposit is the Bulolo graben. It is bounded on the East and West by sub parallel Northwest trending transfer structures while bounded by Northeast trending transfer structures on the North and South. The Northwest trending structures and the subsidiary fractures have accommodated much of the mineralization and have controlled a series of intrusions. The basement rock of the area is metamorphic, intruded by Miocene granodiorite, and believed to be the source of high fineness gold mineralization in the area. A serious of other intrusions occurred, giving rise to further mineralization which is believed to have contributed to much of the prospects in the project area. These intrusions where associated with volcanism that resulted in blocking off of the Bulolo River and consequently the formation of the gold bearing sequence.

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

Our exploration budget for Aqua Mining is $200,000, including geophysics, sampling and exploration labor.

At this time, we are uncertain how our exploration work will be funded.

ITEM 3.	LEGAL PROCEEDINGS.

We are not presently a party to any litigation.

ITEM 4.	MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5.	MARKET PRICE FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Fiscal Year – 2017	High Bid	Low Bid
Fourth Quarter: 7/1/17 to 9/30/17	0.0051	0.0051
Third Quarter: 4/1/17 to 6/30/17	0.0004	0.0002
Second Quarter: 1/1/17 to 3/31/17	0.0009	0.0007
First Quarter: 10/1/16 to 12/31/16	0.0013	0.001

Fiscal Year – 2016	High Bid	Low Bid
Fourth Quarter: 7/1/16 to 9/30/16	0.0072	0.0011
Third Quarter: 4/1/16 to 6/30/16	0.0299	0.0011
Second Quarter: 1/1/16 to 3/31/16	0.0176	0.005
First Quarter: 10/1/15 to 12/31/15	0.035	0.0075

Our shares of common stock are traded on the OTC Pink operated by the OTC Markets Group, Inc., under the symbol “DLCR”. The shares trading of our common stock began on August 1, 2013.

Holders

As of February 14, 2018, we had 202 stockholders of record.

Dividends

We have never declared or paid cash dividends. There are currently no restrictions which limit our ability to pay dividends in the future.

On February 14, 2018 the closing bid price of our common stock on the OTC pink sheets quotation system was $0.0013 per share.

As of February 14, 2018, there were 202 holders of record of our common stock.

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

As of February 14, 2018, there are 207,354,541 shares of the Company’s common stock issued and outstanding.

Securities authorized for issuance under equity compensation plans

We have no equity compensation plans at the present time.

Section 15(g) of the Securities Exchange Act of 1934

Our company’s shares are covered by Section 15(g) of the Securities Exchange Act of 1934, as amended that imposes additional sales practice requirements on broker/dealers who sell such securities to persons other than established customers and accredited investors (generally institutions with assets more than $5,000,000 or individuals with net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouses). For transactions covered by the Rule, the broker/dealer must make a special suitability determination for the purchase and have received the purchaser’s written agreement to the transaction prior to the sale. Consequently, the Rule may affect the ability of broker/dealers to sell our securities and also may affect your ability to sell your shares in the secondary market.

Section 15(g) also imposes additional sales practice requirements on broker/dealers who sell penny securities. These rules require a one-page summary of certain essential items. The items include the risk of investing in penny stocks in both public offerings and secondary marketing; terms important to in understanding of the function of the penny stock market, such as “bid” and “offer” quotes, a dealers “spread” and broker/dealer compensation; the broker/dealer compensation, the broker/dealers duties to its customers, including the disclosures required by any other penny stock disclosure rules; the customers rights and remedies in causes of fraud in penny stock transactions; and, the FINRA’s toll free telephone number and the central number of the North American Administrators Association, for information on the disciplinary history of broker/dealers and their associated persons.

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

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

●	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

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

Within the next 6 months, the Company plans to (1) acquire and place additional processing equipment in our new Timber yard at Laloki, and (2) acquire additional logging equipment to be deployed as required in Rigo and Kubuna. We have placed deposits on various processing equipment, but we may need to finance the balance of the processing equipment and the additional logging machinery. Once the additional logging and processing equipment is placed, we believe that our capacity will increase to approximately 500 cubic meters per month. Moreover, the new processing equipment will allow us to customize our products to specific customer requirements and offer additional value-added timber products, which should help the Company increase profit margins on its timber sales.

With current operations at Rigo and Kubuna, we are optimistic that we can sell an average quantity of 150 cubic meters of timber per month by March of 2018. To support this target, we plan to develop export markets for our finished timber products to avoid relying too heavily on sales to any one region, diversify our customer base and build a more stable sales market. In addition to Rigo and Kubuna, we are investigating additional areas in PNG for potential timber operations to support our projected volume for the next 3 years.

Once we have sustainable excess profits from our logging activities, we plan to renew our mining exploration efforts at Wau. That project needs considerable additional capital to commence any substantial revenue producing activities. Currently, the Company plans to self-fund the mining exploration at Wau with anticipated revenues from its timber operations rather than utilizing third party financing. We anticipate renewed exploration activities at Wau during our 2018 fiscal year.

Results of Operations

For the year ended September 30, 2017 and September 30, 2016

Revenues

The Company had $75,664 in revenue for the year ended September 30, 2017 and $141,187 for the year ended September 30, 2016. The decrease in revenue of $65,523 is attributable to the building of infrastructure to Rigo. Now that has been completed revenues will increase.

Operating expenses

The Company had operating expenses of $637,348 for the year ended September 30, 2017 consisting of general and administrative expenses, as compared with operating expenses of $899,983 for the year ended September 30, 2016 consisting of general and administrative expenses. The decrease of $262,635 was attributable to the Company focusing primarily on its Logging Operations, and a decrease in the cost of the derivative financing.

Net Loss

The Company had a net operating loss of $956,731 for the year ended September 30, 2017 compared with a net operating loss of $1,301,909 for the year ended September 30, 2016. The decrease of $345,178 was primarily attributable to the improved revenues from the logging operations and a decrease in derivative financing expense.

Operating Activities

Net cash used in operating activities was $212,883 for the year ended September 30, 2017 compared to net cash used in operating activities of $419,812 for the year ended September 30, 2016. The decrease of $206,929 was a result improved revenue from the logging operations and a decrease in expenditure.

Investing Activities

Net cash used in investing activities was ($24,726) for the year ended September 30, 2017 compared to $92,086 for the year ended September 30, 2016. This increase resulted from the acquisition of Plant and Equipment for the logging operations.

Financing Activities

Net cash provided by financing activities was $315,306 for the year ended September 30, 2017 compared to $334,387 for the year ended September 30, 2016. The decrease of $19,081 was mainly due to a decrease in the cost of derivative financing.

Liquidity and Capital Resources

As of September 30, 2017, the Company had total current assets of $31,487 and total current liabilities of $4,012,998 resulting in a working capital deficit of $3,981,511. As of September 30, 2016, the Company had total current assets of $25,221 and total current liabilities of $3,099,080 resulting in a working capital deficit of $3,073,859. The decrease in working capital deficit arose mainly due to increase in loans owing to related parties, who provided advances to the Company for working capital purposes. The Company had cash as of September 30, 2017 of $5,784. The Company intends to fund its exploration through the revenues from the logging activities and the sale of its equity securities. However, there can be no assurance that the Company will be successful doing so. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. We currently believe that the Company will need approximately $1,000,000 over the next 12 months to implement our desired expansion of mining activities and logging activities.

Going Concern

The Company is in the development stage and has insufficient revenues to cover its operating costs. As of September 30, 2017, the Company had an accumulated deficit of $13,245,316 and a working capital deficiency and insufficient cash resources to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan for our continued existence includes selling additional stock through private placements and borrowing additional funds to pay overhead expenses while maintaining marketing efforts to raise our sales volume. Our future success is dependent upon our ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. There is no assurance that we will be able to generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue as a going concern.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Kibush Capital Corporation

We have audited the accompanying consolidated balance sheet of Kibush Capital Corporation (the “Company”) as of September 30, 2017, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

The financial statements of Kibush Capital Corporation as of September 30, 2016, were audited by other auditors whose report dated February 7, 2017, on those statements included an explanatory paragraph that described factors raising substantial doubt about its ability to continue as a going concern as discussed in Note 1 to the accounts.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to examine management’s assertion about the effectiveness of the Company’s internal control over financial reporting as of September 30, 2017 and 2016. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we do not express an opinion thereon. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of September 30, 2017, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with the accounting principles generally accepted in the United States of America.

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

ShineWing Australia

Chartered Accountants

Melbourne, February 14, 2018

KIBUSH CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEET

September 30,

	2017	2016
ASSETS:
CURRENT ASSETS
Cash	$5,784	$221
Cash in Transit	-	25,000
Trade Debtors	25,703	-
Inventory – Raw Materials	-	-
Prepaid expenses	-	-
TOTAL CURRENT ASSETS	$31,487	$25,221
Property and equipment, net	122,155	118,668
Investment in unconsolidated Joint Venture/Mining Rights	-	-
OTHER ASSETS	34,031	25,112
TOTAL CURRENT ASSETS AND TOTAL ASSETS	187,673	169,001

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY):
CURRENT LIABILITIES:
Accounts Payable	-	-
Accrued Expenses	1,134,446	715,048
Promissory Notes Payable	-	-
Convertible notes payable, net of discounts of $80,434 and $3,099, respectively	128,466	234,591
Loans from Related Parties	1,417,065	1,162,741
Derivative Liabilities	1,333,021	986,700
TOTAL CURRENT LIABILITIES	$4,012,998	3,099,080

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $0.001 par value; 50,000,000 shares authorized; Series A 3,000,000 shares issued and outstanding at September 30, 2017 and 2016, respectively	$3,000	$3,000
Preferred stock, $0.001 par value; 50,000,000 shares authorized; Series B 20,000,000 shares issued and outstanding at September 30, 2017 and 0 shares issued and outstanding 2016	20,000	-
Common stock, $0.001 par value; 975,000,000 shares authorized at September 30, 2017 and $0.001 par value; 500,000,000 shares authorized at September 30, 2016, respectively; 3,959,541 and 267,513,362 shares issued and outstanding at September 30, 2017 and 2016, respectively	3,960	267,513
Additional paid-in capital	9,467,573	9,136,631
Accumulated Operating deficit	(13,245,316)	(12,288,586)
Total stockholders’ deficit	$(3,750,784)	$(2,881,441)
Non-Controlling interest	$(74,541)	$(48,637)
Total stockholders’ deficit, including non-controlling interest	(3,825,324)	(2,930,079)
Total liabilities and stockholders’ deficit	187,673	169,001

“See notes to financial statements”

KIBUSH CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIENCY)

For the years ended September 30, 2017 and 2016

Kibush Capital Corporation

Condensed Consolidated Statements of Stockholders’ Equity

For The Years Ended September 30, 2017

								Accumulated
	Common		Preferred		Additional	Non		Other	Total
	Stock		Stock		Paid-in	Controlling	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Income	Deficit
Balance at September 30, 2015	77,399,187	77,399	3,000,000	3,000	9,151,960	-63,381	-10,986,677	-	-1,817,699

Common stock issued for repayment of convertible note	165,669,175	165,669			-15,329				150,340
Common stock issued for bonus	24,445,000	24,445							24,445
Exchange rate variation						-10			-10
Net Income (Loss)						14,754	-1,301,909		-1,287,155
Balance at September 30, 2016	267,513,362	267,513	3,000,000	3,000	9,136,631	-48,367	-12,288,586	-	-2,930,078

Common stock issued for repayment of convertible note	623,254,614	623,255			-555,867				67,388
Preference Share B issued for Consideration at $0.001 per share			20,000,000	20,000					20,000
Common stock 1:25 split	(886,808,435)	(886,808)			886,808				-
Exchange rate variation									-1
Net Income (Loss)						-25,903	-956,730		-982,633
Balance at September 30, 2017	3,959,541	3,960	23,000,000	23,000	9,467,573	-74,541	-13,245,316	-	-3,825,324

“See notes to financial statements”

KIBUSH CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended September 30,

	2017	2016
Net revenues	$75,664	$141,187
Cost of sales	(104,219)	-
Gross profit	(28,555)	141,187

Operating expenses:
Research and development	-	-
General and administrative	637,348	899,983
Total operating expenses	637,348	899,983
Loss from operations	(665,903)	(758,796)

Other income (expense):
Interest income	-	-
Interest expense	(189,998)	(582,762)
Other income	134,005	-
Change in fair value of derivative liabilities	(260,737)	(7,525)
Total other expense, net	(316,730)	(590,287)
Loss before provision for income taxes	(982,633)	(1,349,083)
Provision for income taxes	-	-
Net loss from Operations	$(982,633)	$(1,349,083)
Less: Loss attributable to non-controlling interest	25,903	21,874
Gain/Loss from discontinued operations	-	132,677
Less Net loss from discontinued operations	-	(107,377)
Net loss attributable to Holding Company	(956,730)	(1,301,909)

Operating Basic and diluted loss per common share	$(0.01)	$(0.04)
Discontinued Operating basic and diluted loss per common share	$(0.00)	$(0.00)
Weighted average common shares outstanding basic and diluted	148,736,452	36,026,011

“See notes to financial statements”

KIBUSH CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended September 30,

	2017	2016
Operating Activities:
Net loss	$(956,731)	$(1,301,909)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	20,425	22,289
Amortization of debt discount	62,200	480,758
Discontinued operations	-	107,377
Gain/Loss from discontinued operations	-	(132,677)
Change in fair value of derivative instruments	260,737	7,525
Stock based payments
Changes in operating assets and liabilities:
Prepaid expenses and other assets
Others asset	-	29,008
Inventory Raw Materials	-	-
Accounts receivable	(25,703)	-
Accounts payable	-	-
Accrued expenses	321,775	265,813
Accrued interest	104,414	102,004
Deposits	-	-
Net cash used in operating activities	(212,883)	(419,812)

Investing Activities:
Goodwill on Consolidation	-	-
Paradise Gardens	(1,812)	18,377
Purchase of property and equipment	(22,914)	73,709
Net cash used in investing activities	(24,726)	92,086
Financing Activities:
Proceeds from issuance of convertible debt, net of debt discounts	-	-
Repayment of loan from related party	-	-
Proceeds from related party loans, net of debt discounts	315,306	334,387
Net cash provided by financing activities	315,306	334,387
Effective of exchange rates on cash	(72,135)	(17,203)
Net change in cash	5,563	(10,542)
Cash, beginning of year	221	10,763
Cash, end of year	$5,784	$221

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at September 30, 2016, the Company has an accumulated deficit of $12,288,586 and $13,245,316 as of September 30, 2017 and has not earned sufficient revenues to cover operating costs since inception and has a working capital deficit. The Company intends to fund its mining exploration through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the principal accounting policies is set out below:

Cash

The Company maintains its cash balances in interest and non-interest-bearing accounts which do not exceed Federal Deposit Insurance Corporation limits.

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

Reclassifications

Reclassifications have been made to prior year consolidated financial statements to conform the presentation to the statements as of and for the period ended September 30, 2014.

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

Non-Controlling Interests

Investments in associated companies over which the Company can exercise significant influence are accounted for under the consolidation method, after appropriate adjustments for intercompany profits and dividends.

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

Property and Equipment

Property and equipment is stated at cost. Depreciation is computed using the straight-line method over estimated useful lives as follows:

Plant equipment	2 to 15 years
Motor Vehicle	4 to 15 years

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

In accordance with FASB ASC 470-20, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, we recognize the advantageous value of conversion rights attached to convertible debt. Such rights give the debt holder the ability to convert debt into common stock at a price per share that is less than the trading price to the public on the day the loan is made to us. The beneficial value is calculated as the intrinsic value (the market price of the stock at the commitment date more than the conversion rate) of the beneficial conversion feature of debentures and related accruing interest is recorded as a discount to the related debt and an addition to additional paid in capital. The discount is amortized over the remaining outstanding period of related debt using the interest method.

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

In applying the Black-Scholes valuation model, the Company used the following assumptions during the year ended September 30, 2017:

For the year ended
September 30, 2017
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

Level 3 — Valuations based on inputs that are unobservable and significant to the overall fair value measurement and involve management judgment. The Company used the Black-Scholes option pricing models to determine the fair value of the instruments.

The following table presents the Company’s embedded conversion features of its convertible debt measured at fair value on a recurring basis as of September 30, 2016, and as of September 30, 2017:

	Carry Value at	Carry Value at
	September 30, 2017	September 30, 2016

Derivative liabilities: Embedded conversion features - notes	$1,333,021	$986,700

Total derivative liability	$1,333,021	$986,700

	For the year ended	For the year ended
	September 30, 2017	September 30, 2016
Change in fair value included in other income (expense), net	-260,737	-7,525

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs:

	For the year ended	For the year ended
	September 30, 2017	September 30, 2016
Embedded Conversion
Features - Notes:
Balance at beginning of year	$986,700	$498,417
Change in derivative liabilities	$607,058	$399,676
Net change in fair value included in net loss	-260,737	-7,525
Ending balance	$1,333,021	$986,700

The Company re-measures the fair values of all its derivative liabilities as of each period end and records the net aggregate gain/loss due to the change in the fair value of the derivative liabilities as a component of other expense, net in the accompanying consolidated statement of operations. During the years ended September 30, 2017 and 2016, the Company recorded a net increase (decrease) to the fair value of derivative liabilities balance of $ (260,737) and $ (7,525), respectively.

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

Accounting Treatment of Mining Interests

Currently, the Company does not directly own or directly lease mining properties. However, the Company does have contractual rights and governmental permits which allow the Company to conduct mining exploration on the properties referenced in this report. These contractual relationships, coupled with the government permits issued to the Company (or a subsidiary), are substantially similar in nature to a mining lease. Therefore, we have treated these contracts as lease agreements from an accounting prospective.

Research and Development

Research and development costs are recognized as an expense in the period in which they are incurred. The Company incurred no research and development costs for the years ended September 30, 2017 and 2016, respectively.

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

Entities will have the option to apply the final standard retrospectively or use a modified retrospective method, recognizing the cumulative effect of the ASU in retained earnings at the date of initial application. An entity will not restate prior periods if it uses the modified retrospective method but will be required to disclose the amount by which each financial statement line item is affected in the current reporting period by the application of the ASU as compared to the guidance in effect prior to the change, as well as reasons for significant changes. The Company will adopt the updated standard in the first quarter of 2017. The Company is currently evaluating the impact that implementing this ASU will have on its financial statements and disclosures, as well as whether it will use the retrospective or modified retrospective method of adoption.

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

As Aqua Mining (PNG) Ltd was acquired from a related entity, Five Arrows Limited (see Note 10 – Business Combinations), the shares were recorded in the accounts at their true cost value.

NOTE 4 – PROPERTY AND EQUIPMENT

	September 30, 2017	September 30, 2016

Plant Equipment	58,363	34,450
Motor Vehicle	111,585	111,585
	169,947	146,035
Less accumulated depreciation	-47,792	-27,367
	$122,155	$118,668

Depreciation expense was approximately $20,425 for the year ended September 30, 2017 and $22,289 for the year ended September 30, 2016.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

	September 30, 2017
	Note Face Amount	Debt Discount	Net Amount of Note

2011 Note	$22,166	$-	$22,166
2012 Note	48,000	-	48,000
2013 Note	12,000	-	12,000
2014 Note	9,000	-	9,000
2016 Note	-	-	-
2016 Note	25,000	-	25,000
2017 Note	12,300	-	12,300
Total	$128,466	$-	$128,466

	September 30, 2016
	Note Face Amount	Debt Discount	Net Amount of Note

2011 Note	$22,166	$-	$22,166
2012 Note	48,000	-	48,000
2013 Note	12,000	-	12,000
2014 Note	92,300	-	92,300
2016 Note	10,125	-	10,125
2016 Note	25,000	-	25,000
2016 Note	25,000	-	25,000
Total	$234,591	$-	$234,591

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of September 30, 2017, is $22,166. As of September 30, 2017, the note has been discounted by $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of September 30, 2017, is $48,000. As of September 30, 2017, the note has been discounted by $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of September 30, 2017, is $12,000. As of September 30, 2017, the note has been discounted by $0.

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

The Company established a debt discount of $100,000, representing the value of the embedded conversion feature inherent in the convertible debt and warrant, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2014, the Company recorded amortization of the debt discount of $19,566. The balance of the debt discount was $80,434 at September 30, 2014. For the year ended September 30, 2017, the Company recorded amortization of the debt discount of $0. The balance of the debt discount was $0 at September 30, 2017. The face amount of the outstanding note as of September 30, 2017, is $9,000.

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

On August 11, 2016, the Company restructured a portion a Convertible Promissory Note issued on January 5, 2016 in conjunction with an assignment of that Note. The restructured Note was a 9.00% Convertible Promissory Note due August 11, 2017 with a principal amount of $30,000. Interest on the 2016 Note is accrued annually effective from September 1, 2016 forward. This Note was unsecured and repayable on demand. The 2016 Note is senior in right to all existing and future indebtedness which is subordinated by its terms and at the option of the Lender, the principal along with any accrued interest may be converted in whole or part into Common Stock at a price of $0.001. The face amount of the outstanding note as of September 30, 2017, is $0. As of September 30, 2017, the note has been discounted by $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of September 30, 2017, is $0. As of September 30, 2017, the note has been discounted by $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of September 30, 2017, is $0. As of September 30, 2017, the note has been discounted by $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of September 30, 2017, is $25,000. As of September 30, 2017, the note has been discounted by $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of September 30, 2017, is $12,300. As of September 30, 2017, the note has been discounted by $0.

NOTE 6 – LOAN FROM RELATED PARTY

Convertible Notes Issued to the President and Director of Kibush Capital Corporation:

	September 30, 2016
	Note face amount	Debt Discount	Net Amount of note

Loan from related party	$1,162,741	$0	$1,162,741

Total	$1,162,741	$0	$1,162,741

	September 30, 2017
	Note face amount	Debt Discount	Net Amount of note

Loan from related party	$1,417,065	$0	$1,417,065

Total	$1,417,065	$0	$1,417,065

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

The embedded conversion feature of the March 2014 Notes was recorded as derivative liabilities in accordance with relevant accounting guidance due to the variable conversion price of the March 2014 Notes. The fair value on the grant date of the embedded conversion feature of the convertible debt was $305,039 as computed using the Black-Scholes option pricing model. The fair value was $288,337 for the year ended September 30, 2017.

The Company established a debt discount of $157,500, representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2014, the Company recorded amortization of the debt discount of $78,966. The balance of the debt discount was $78,534 at September 30, 2014. As of September 30, 2017, the balance of the debt discount was $0.

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

The embedded conversion feature of the June 2014 Note was recorded as derivative liabilities in accordance with relevant accounting guidance due to the variable conversion price of the June 2014 Note. The fair value on the grant date of the embedded conversion feature of the convertible debt was $213,207 as computed using the Black-Scholes option pricing model. The fair value was $202,735 for the year ended September 30, 2017.

The Company established a debt discount of $110,741 representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2014, the Company recorded amortization of the debt discount of $27,913. The balance of the debt discount was $82,828 at September 30, 2014. As of September 30, 2017, the balance of the debt discount was $0.

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

The embedded conversion feature of the September 2014 Notes was recorded as derivative liabilities in accordance with relevant accounting guidance due to the variable conversion price of the September 2014 Note. The fair value on the grant date of the embedded conversion feature of the convertible debt was $181,771 as computed using the Black-Scholes option pricing model. The fair value was $180,463 for the year ended September 30, 2017.

The Company established a debt discount of $98,575 representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2014, the Company recorded amortization of the debt discount of $0. The balance of the debt discount was $98,575 at September 30, 2014. As of September 30, 2017, the balance of the debt discount was $0.

As of September 30, 2014, and 2013, cumulative interest of $96,579 and $0 respectively, has been accrued on these notes.

The Company established a debt discount of $61,273 representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2017, the Company recorded amortization of the debt discount of $0. The balance of the debt discount was $0 at September 30, 2017.

On October 1, 2016, the Company issued an 8% Promissory Note due September 30, 2017 with a principal amount of $155,300 (the “October 2016 Note”) for cash received over the period between September 30, 2014 and April 28,2015. No interest was to accrue on the first two years of the loan, interest on the October 2016 Note is to be accrued annually effective from October 1, 2016 forward. The October 2016 Note is unsecured. Cavenagh Capital Corporation is a shareholder in Kibush Capital Corporation.

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

On August 23, 2017, the Company’s Board authorized a 1:225 reverse stock split. All share and per share data in the accompanying financial statements and footnotes has been adjusted retrospectively for the effects of the stock split.

Preferred Stock

Preferred stock includes 50,000,000 shares authorized at $0.001 par value, of which 10,000,000 have been designated Series A and 5,000,000 designated as Series B. A total of 3,000,000 shares of Series A preferred stock are issued and outstanding as of September 30, 2016, and September 30, 2017. A total of 20,000,000 shares of Series B preferred stock were outstanding as of September 30, 2017. No shares of Series B preferred stock were outstanding as of September 30, 2017.

NOTE 8 – INCOME TAXES

The provision/(benefit) for income taxes for the year ended September 30, 2017 and 2016 was as follows (assuming a 15% effective tax rate)

	September 30, 2017	September 30, 2016

Current Tax Provision
Federal-
Taxable Income	-	-
Total current tax provisions	-	-
	$-	$-

Deferred Tax Provision
Federal-
Loss carry forwards	$143,510	$195,286
Change in valuation allowance	$143,510	$195,286
Total deferred tax provisions	$-	$-

As of September 30, 2017, the Company had approximately $13,245,316 in tax loss carry forwards that can be utilized future periods to reduce taxable income, and the carry forward incurred for the year ended September 30, 2017 will expire by the year 2035.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Corporation are subject to examination by the IRS, generally for three years after they are filed.

NOTE 9 – RELATED PARTY TRANSACTIONS

Details of transactions between the Corporation and related parties are disclosed below.

The following transactions were carried out with related parties:

	September 30, 2017	September 30, 2016

Loan from related party	$1,417,065	$1,162,741
Convertible Loans (B)	$128,466	$234,591
Total	$1,545,531	$1,397,332

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

(e) The Company has related party acquisitions. Details of these transactions are provided therewith Five Arrows, as described in more detail in Note 10 below.

NOTE 10 – BUSINESS COMBINATIONS

Set out below are the controlled and non-controlled members of the group as of September 30, 2017, which, in the opinion of the directors, are material to the group. The subsidiaries as listed below have share capital consisting solely of ordinary shares, which are held directly by the Company; the country of incorporation is also their principal place of business.

Name of Entity	Country of Incorporation	Acquisition Date	Voting Equity Interests	Nature of Relationship
Aqua Mining (PNG) Ltd	Papua New Guinea	28-Feb-2014	90%	Note 1
Paradise Garden Development	Papua New Guinea	7-Oct-2016	100%	Note 2

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

Note 2: Paradise Gardens Acquisition

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

The Directors have reviewed the assets acquired via the acquisition of 100% of the shares of Paradise Gardens and based upon that review have ascribed the full purchase price to the logging and processing equipment. No other assets were ascribed a fair value from the Purchase Price Allocation process as the Directors determined that the other assets including the logging lease would not be used by the Company. The Directors have performed an assessment of the market for the acquired logging and processing equipment and determined that based on their assessment that the purchase price approximates the fair value of the logging and processing equipment.

		Fair Value
		$
Purchase consideration:
- Property, Plant and equipment		19,687.50

Identifiable assets acquired, and liabilities assumed	19,687.50

Goodwill		-

Purchase consideration settle in cash		19,687.50
Cash and cash equivalents in subsidiary acquired		-
Cash outflow on acquisition		19,687.50

NOTE 11 – LEGAL PROCEEDINGS

We are not presently a party to any litigation.

NOTE 12 - CONTINGENT LIABILITIES

None.

NOTE 13 – SUBSEQUENT EVENTS

None.

NOTE 14 – INVENTORY

Inventories are valued at cost. Cost is determined using the first-in, first-out method. The cost of finished goods and work-in-progress comprises raw materials, direct labour, other direct costs and related production overheads (based on normal operating capacity) but excludes borrowing costs. There are three types of inventory in three stages of completion. Raw materials comprise of logs that are on the ground and at the log pond; Work-in-progress comprise of rough sawn timber at the Rigo site whilst Finished goods are planned, straightened timber at Laloki for sale. Each would have a different wholesale value depending on the level of processing.

Management is unable to verify the stocktake and valuation at year end. Accordingly, for the year ended September 30, 2017, we written down the amounts to zero to accommodate that situation.

	For year ended	For 9 months ended	For the year ended
	September 30, 2017	June 30, 2017	September 30, 2016
Inventories
Raw Materials (at cost)	$-	$9,515	$-
Work-in-progress (at cost)	-	913	-
Finished goods (at cost)	-	17,255	-
Total Inventories (at cost)	$-	$27,683	$-

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 21, 2017, Kibush Capital Corporation (the “Company”) was notified by DLL CPAs, LLC (“Former Auditor”) of its decision to discontinue the performance of public company audit services and of its resignation, effective August 24, 2017, as the Company’s independent registered public accounting firm. DLL CPA’s resignation was accepted by the Company’s Board of Directors.

Our financial statements for the fiscal years ended September 30, 2017, included in this report, have been audited by ShineWing Australia. There have been no disagreements on accounting and financial disclosures with ShineWing Australia through the date of this Form 10-K.

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

As of September 30, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based upon that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below:

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the year ended September 30, 2017 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

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

Executive Compensation

Name and Principal Position (a)	Year (b)	Salary (US$) (c)	Bonus (US$) (d)	Stock Awards (US$) (e)	Option Awards (US$) (f)	Non-Equity Incentive Plan Compensation (US$) (g)	Nonqualified Deferred Compensation Earnings (US$) (h)	All Other Compensation (US$) (i)	Total (US$) (j)
Warren Sheppard	2017	250,000	0	0	0	0	0	0	250,000
President & CEO	2016	250,000	0	0	0	0	0	0	250,000

Vincent Appo	2017	55,821	0	0	0	0	0	0	55,821
Operations Manager &	2016	57,457	0	0	0	0	0	0	57,457
Director of Aqua Mining

(1)

Mr. Sheppard was appointed president and CEO on May 20, 2013. Mr. Sheppard earned a salary of $250,000 during the fiscal years ended September 30, 2017 and September 30, 2016. Mr. Sheppard earned no bonuses during the fiscal year ended September 30, 2017 and earned no bonuses during the year ended September 30, 2016. The Company did not have the ability to pay Mr. Sheppard’s earnings in during the fiscal year so those earnings were accrued as a liability of the Company. Mr. Sheppard’s base compensation for the fiscal years ended September 30, 2017 and 2016 may be converted into shares, but such shares have not been issued. Mr. Sheppard has not waived his rights to these shares.

(2)	Mr. Appo was appointed as operations manager on January 1, 2014 and became director of Aqua Mining on May 26, 2014. Mr. Appo earned a salary of $55,821 (156,000 PGK) during fiscal year 2017 and $57,457 (182,000 PGK) during fiscal year 2016.

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

Other Executive Officers

During 2017, no employment contracts were entered with any officers.

Retirement, Resignation or Termination Plans

We sponsor no plan, whether written or verbal, that would provide compensation or benefits of any type to an executive upon retirement, or any plan that would provide payment for retirement, resignation, or termination because of a change in control of our company or as a result of a change in the responsibilities of an executive following a change in control of our company.

Outstanding Equity Awards

Our officers and directors do not have unexercised options, stock that has not vested, or equity awards. There were no outstanding equity awards to our named executive officers at September 30, 2017.

Compensation of Directors

Directors’ Compensation

Name (a)	Fees Earned or Paid in Cash (US$) (b)	Stock Awards (US$) (c)	Option Awards (US$) (d)	Non-Equity Incentive Plan Compensation (US$) (e)	Deferred Compensation Earnings (US$) 9(f)	All Other Compensation (US$) (g)	Total (US$) (h)
Warren Sheppard	0	0	0	0	0	0	0

The persons who served as members of our board of directors, including executive officers did not receive any compensation for services as a director for 2017.

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

The following table lists, as of February 14, 2018: (i) each person or entity known to us to be the beneficial owner of more than 5% of our outstanding common stock or preferred stock; (ii) each of our named executive officers and directors; and (iii) all executive officers and directors as a group. Information relating to beneficial ownership of the Company’s stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 184,354,541 shares of common stock issued and outstanding as of February 14, 2018 and 23,000,000 shares of our preferred stock issued and outstanding as of the same date.

Table of Beneficial Ownership of Stock

Name of Beneficial Owner	Title of Class	Amount of Direct Ownership		Amount of Indirect Ownership		Total Beneficial Ownership		Percentage of Class
Five Arrows Limited (1) Suite 201, Rogers Office Building Edwin Wallace Ray Drive, George Hill, Anguilla	Common Stock	284,447		0		284,447		0.01%

More Superannuation Fund (2)	Common Stock	1,327		0		1,327		0.01%
7 Sarah Crescent Templestowe, VIC 3106 Australia	Series A Preferred Stock	3,000,000		0		3,000,000		100%

Warren Sheppard (3)	Common Stock	150,013,343		285,775		150,299,118		81.3%
7 Sarah Crescent Templestowe, VIC 3106 Australia	Series B Preferred Stock	20,000,000		0		20,000,000		100%

All Officers and Directors as a Group (2 Persons)	Common Stock	150,013,343	(3)	285,775	(3)	150,299,118	(3)	81.3%
	Series A Preferred Stock			3,000,000	(2)	3,000,000	(2)	100%
	Series B Preferred Stock	20,000,000	(3)			20,000,000	(3)	100%

(1) Richard N. Wilson, Chief Executive Officer of Five Arrows Limited (“Five Arrows”) has voting and investment power over the shares held by Five Arrows. However, Mr. Sheppard, as the sole shareholder of Five Arrows, has the ability to influence or control the voting of such shares.

(2) More Superannuation Fund (“More”) is controlled by Warren Sheppard. More owns all of the 3,000,000 shares of Series A Preferred Stock issued and outstanding as well as 1,327 shares of Common Stock. More controls 60,298,503 votes, 298,503 from common stock and 60,000,000 from its preferred stock which votes with common stock at 20:1.

(3) Warren Sheppard directly owns 150,013,343 shares of Common Stock. Mr. Sheppard holds in notes that are convertible in to 1,510,630,000 shares of common stock based upon the February 14, 2018 closing price, but those shares are excluded from this calculation as they could not be converted into common stock at this time due to the current number of authorized shares. In addition, Mr. Sheppard controls Five Arrows Limited and More Superannuation Fund through which he indirectly owns an additional 285,775 shares of common stock. Therefore, Mr. Sheppard’s total beneficial ownership of the Company’s common stock is 150,299,118 shares. In addition to Mr. Sheppard’s ownership of common stock, he owns 20,000,0000 shares of Class B Preferred Stock directly and 3,000,000 shares of Class A Preferred Stock indirectly. Class A Preferred votes with common stock at a ratio of 20 to 1 and Class B Preferred votes with common stock at a ratio of 100 to 1. Including the voting power provided in through the Company’s Preferred Stock, Mr. Sheppard holds approximately 54.7% of the Company’s voting power. These calculations exclude any shares of common stock to which Mr. Sheppard may earn after September 30, 2017 pursuant to his employment agreement with the Company; should the Company have insufficient funds to pay Mr. Sheppard’s salary, in an amount equal to three times the amount of unpaid base salary and shares in the amount of $150,000 upon the acquisition of a subsidiary or business valued at greater than $1,000,000 as a bonus.

The Company does not have any change-in-control agreements with its executive officer nor know of any arrangements which may result in a change of control of the Company.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Except as described below, there were no transactions with any executive officers, directors, 5% stockholders and their families and affiliates during the fiscal year ended September 30, 2017.

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

2017	ShineWing Australia		$15,000
2016	DLL CPAS LLC		$14,000
2016	Scrudato & Co., PA	$9,000
2015	DLL CPAS LLC		$0
2015	Scrudato & Co., PA	$13,000

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

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2016	DLL CPAS LLC		$0
2016	Scrudato & Co., PA	$0
2015	DLL CPAS LLC		$0
2015	Scrudato & Co., PA	$0

(5)	As a smaller reporting company, we do not have an audit committee. Warren Sheppard, our sole director, approves all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)	The percentage of hours expended on the principal accountants’ engagement to audit our consolidated financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountants full time, permanent employees, to the best of our knowledge, was 0%.

PART IV.

ITEM 15.	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES.

The following is a complete list of exhibits filed as part of this annual report:

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation, as amended	Form 10/A	8/05/15	3.1 – 3.6

3.2	Bylaws	Form 10/A	8/05/15	3.7

4.1	Certificate of Designation, dated April 19, 2011	Form 10/A	8/05/15	4.1
4.2	Certificate of Designation, dated November 22, 2016	Form 8-K	11/17/16	4.1
10.1	Management Agreement for Paradise Gardens (PNG)	10-Q	8/20/15	10.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer				X

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension – Schema

101.CAL	XBRL Taxonomy Extension – Calculations

101.DEF	XBRL Taxonomy Extension – Definitions

101.LAB	XBRL Taxonomy Extension – Labels

101.PRE	XBRL Taxonomy Extension – Presentation

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 15th day of February 2018.

KIBUSH CAPITAL CORPORATION

BY:	/s/ WARREN SHEPPARD
Warren Sheppard
President and Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signature	Title	Date

/s/WARREN SHEPPARD	President, Chief Executive Officer, Chief	February 15, 2018
Warren Sheppard	Financial Officer and Director