Form 10-Q
period 2017-12-31
Kibush Capital Corp
filed 2018-03-01
CIK 1614466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2017

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-55256

Kibush Capital Corp.

(Exact Name of Small Business Issuer as specified in its charter)

Nevada

(State or other Jurisdiction of Incorporation or Organization)

c/o CSC Services of Nevada, Inc.

2215-B Renaissance Drive

Las Vegas, Nevada 89119

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

As of February 27, 2018, there were 184,354,541 shares of the registrant’s common stock outstanding and 23,000,000 shares of the registrant’s preferred stock.

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

December 31, 2017

C O N T E N T S

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2017	2017
ASSETS
Current assets:
Cash	$4,126	$5,784
Trade Debtors	8,527	25,703
Total current assets	12,653	31,487

Property and equipment, net	117,832	122,155
Other assets	36,331	34,031
Total assets	$166,816	$187,673

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	-	-
Accrued expenses	966,401	1,134,446
Promissory notes payable	-	-
Convertible notes payable	125,427	128,466
Loan from related party	1,477,223	1,417,065
Derivative liabilities	1,173,836	1,333,021
Deposits	-	-
Total current liabilities	3,742,887	4,012,998

Stockholders’ deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; 23,000,000 shares issued and outstanding at December 31, 2017 and 23,000,000 shares issued and outstanding at September 30, 2017	23,000	23,000
Common stock, $0.001 par value; 500,000,000 shares authorized at December 31, 2017 and September 30, 2017; 184,354,541 and 3,959,541 shares issued and outstanding at December 31, 2017 and September 30, 2017	184,355	3,960
Additional paid-in capital	9,540,217	9,467,573
Accumulated deficit	(13,241,805)	(13,245,316)
Accumulated other comprehensive income	-	-
Total stockholders' deficit, including non-controlling interest	(3,494,233)	(3,750,784)
Non-Controlling interest	(81,838)	(74,541)
Total stockholders’ deficit	(3,576,070)	(3,825,324)
Total liabilities and stockholders’ deficit	$166,816	$187,673

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Quarter ended	Quarter ended
	December 31, 2017	December 31, 2016
Net revenues	$29,979	$16,037
Cost of sales	-	-
Gross profit	29,979	16,037

Operating expenses:
Research and development	-	-
General and administrative
General and administrative	167,682	116,523
Total operating expenses	167,682	116,523
Loss from operations	(137,703)	(100,487)

Other income (expense):
Interest income	-	-
Interest expense	(25,267)	(51,286)
Other income	-	-
Change in fair value of derivative liabilities	159,185	55,344
Total other expense, net	133,918	4,058
Profit/Loss before provision for income taxes	(3,785)	(96,429)
Provision for income taxes	-	-
Net profit/loss from operations	(3,785)	(96,429)
Less: Loss attributable to non-controlling interest	7,297	2,046
Net profit/loss attributable to Holding Company	$3,512	$(94,383)

Basic and diluted loss per common share	$(0.00)	$(0.00)
Weighted average common shares outstanding basic and diluted	117,157,041	377,453,169

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	3 months ended	3 months ended
	December 31, 2017	December 31, 2016
Operating Activities:
Net loss	$3,512	$(94,383)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,323	4,647
Amortization of debt discount	-	23,384
Interest expense related to fair value of derivative instruments granted	-	-
Change in fair value of derivative instruments	(159,185)	(55,344)
Stock based payments	-	-
Changes in operating assets and liabilities:
Prepaid expenses and other assets	-	-
Others asset	-	-
Accounts payable	-	-
Accounts receivable	(8,527)	-
Accrued expenses	62,500	62,500
Accrued interest	25,267	27,902
Deposits	-	-
Net cash used in operating activities	(72,110)	(31,294)

Investing Activities:
Purchase of property and equipment	-	-
Net cash used in investing activities	-	-
Financing Activities:
Proceeds from issuance of convertible debt, net of debt discounts		-
Repayment of loan from related party	-	-
Proceeds from related party loans, net of debt discounts	70,566	89,420
Effective of exchange rates on cash	(114)	(71,574)
Net cash provided by financing activities	70,452	17,846
Net change in cash	(1,658)	(13,449)
Cash, beginning of period	5,784	13,750
Cash, end of period	$4,126	$301

KIBUSH CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

for the period SEPTEMBER 30, 2017 and DECEMBER 31, 2017 (Unaudited)

	Common Stock		Preferred Stock
	Shares	Amount	Shares	Amount	Paid In Capital	Non Controlling Interest	Accumulated Deficit	Accumulated Other Comprehensive Income	Stockholders’ Deficit
Balance at September 30, 2016	267,513,362	267,513	3,000,000	3,000	9,136,631	-48,637	-12,288,586	-	-2,930,078
Common stock issued for repayment of convertible note	623,254,614	623,255			-555,867				67,388
Preference Share B issued for Consideration at $0.001 per share			20,000,000	20,000					20,000
Common stock 1:25 split	(886,808,435)	(886,808)			886,808				-
Exchange rate variation									-1
Net loss						-25,903	-956,730		-982,633

Balance at September 30, 2017	3,959,541	3,960	23,000,000	23,000	9,467,573	-74,541	-13,245,316	-	-3,825,324
Common stock issued for repayment of convertible note	30,395,000	30,395			-27,356				3,039
Common stock issued for repayment of back salary	150,000,000	150,000			100,000				250,000
Exchange rate variation							1
Net loss						(7,297)	3,512		(3,785)

Balance at December 31, 2017	184,354,541	184,355	23,000,000	23,000	9,540,217	-81,838	-13,241,805	-	-3,576,070

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

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended September 30, 2017.

Change in Fiscal Year End

The Board of Directors of the Company approved on September 14, 2014, a change in the Company’s fiscal year end from December 31 to September 30 of each year.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at December 31, 2017, the Company has an accumulated deficit of $13,241,805 and $13,245,316 as of September 30, 2017, and has not earned sufficient revenues to cover operating costs since inception and has a working capital deficit. The Company intends to fund its mining exploration through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year.

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

In applying the Black-Scholes valuation model, the Company used the following assumptions during the period ended December 31, 2017:

For the year ended
December 31, 2017
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

The following table presents the Company’s embedded conversion features of its convertible debt measured at fair value on a recurring basis as of December 31, 2017, and as of September 30, 2017:

	Carry Value at
	December 31, 2017	September 30, 2017
Derivative liabilities:
Embedded conversion features - notes	$1,173,836	$1,333,021
Total derivative liability	$1,173,836	$1,333,021

	December 31, 2017	September 30, 2017
Change in fair value included in other income (expense), net	159,185	-260,737

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs:

	For the year ended	For the year ended
	December 31, 2017	September 30, 2017
Embedded Conversion
Features - Notes:
Balance at beginning of year	$1,333,021	$986,700
Change in derivative liabilities	$(318,370)	$607,058
Net change in fair value included in net loss	159,185	(260,737)
Ending balance	$1,173,836	$1,333,021

The Company re-measures the fair values of all its derivative liabilities as of each period end and records the net aggregate gain/loss due to the change in the fair value of the derivative liabilities as a component of other expense, net in the accompanying consolidated statement of operations. During the years ended September 30, 2017 and the 3 months ended December 31, 2017, the Company recorded a net increase (decrease) to the fair value of derivative liabilities balance of $ (260,737) and $ 159,185, respectively.

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

Research and Development

Research and development costs are recognized as an expense in the period in which they are incurred. The Company incurred no research and development costs for the quarter ended December 31, 2017.

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

To achieve that core principle, an entity would be required to apply the following five steps: 1) identify the contract(s) with a customer; 2) identify the performance obligations in the contract; 3) determine the transaction price; 4) allocate the transaction price to the performance obligations in the contract; and 5) recognize revenue when (or as) the entity satisfies a performance obligation. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is permitted, FASB has delayed the revenue recognition effective date by one-year December 31, 2017.

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

NOTE 4 – PROPERTY AND EQUIPMENT

	December 31, 2017	September 30, 2017

Plant Equipment	58,363	58,363
Motor Vehicle	111,585	111,585
	169,948	169,947
Less accumulated depreciation	-52,115	-47,792
	$117,832	$122,155

Depreciation expense was approximately $20,425 for the year ended September 30, 2017 and $4,323 for the 3 months ended December 31, 2017.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

	December 31, 2017
	Note face amount	Debt Discount	Net Amount of Note
2011 Note	$22,166	$-	$22,166
2012 Note	48,000	-	48,000
2013 Note	12,000	-	12,000
2014 Note	9,000	-	9,000
2016 Note	25,000	-	25,000
2017 Note	9,261	-	9,261
Total	$125,427	$-	$125,427

	September 30, 2017
	Note face amount	Debt Discount	Net Amount of Note
2011 Note	$22,166	$-	$22,166
2012 Note	48,000	-	48,000
2013 Note	12,000	-	12,000
2014 Note	9,000	-	9,000
2016 Note	25,000	-	25,000
2017 Note	12,300	-	12,300
Total	$128,466	$-	$128,466

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of December 31, 2017, is $22,166. As of December 31, 2017, the note has been discounted by $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of December 31, 2017, is $48,000. As of December 31, 2017, the note has been discounted by $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of December 31, 2017, is $12,000. As of December 31, 2017, the note has been discounted by $0.

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

The Company established a debt discount of $100,000, representing the value of the embedded conversion feature inherent in the convertible debt and warrant, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2014, the Company recorded amortization of the debt discount of $19,566. The balance of the debt discount was $80,434 at September 30, 2014. For the quarter ended December 31, 2017, the Company recorded amortization of the debt discount of $0. The balance of the debt discount was $0 at December 31, 2017. The face amount of the outstanding note as of December 31, 2017, is $9,000.

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

On August 11, 2016, the Company restructured a portion a Convertible Promissory Note issued on January 5, 2016 in conjunction with an assignment of that Note. The restructured Note was a 9.00% Convertible Promissory Note due August 11, 2017 with a principal amount of $30,000. Interest on the 2016 Note is accrued annually effective from September 1, 2016 forward. This Note was unsecured and repayable on demand. The 2016 Note is senior in right to all existing and future indebtedness which is subordinated by its terms and at the option of the Lender, the principal along with any accrued interest may be converted in whole or part into Common Stock at a price of $0.001. The face amount of the outstanding note as of December 31, 2017, is $0.  As of December 31, 2017, the note has been discounted by $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of December 31, 2017, is $0. As of December 31, 2017, the note has been discounted by $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of December 31, 2017, is $0. As of December 31, 2017, the note has been discounted by $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of December 31, 2017, is $25,000. As of December 31, 2017, the note has been discounted by $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of December 31, 2017, is $9,261. As of December 31, 2017, the note has been discounted by $0.

NOTE 6 – LOAN FROM RELATED PARTY

Convertible Notes Issued to the President and Director of Kibush Capital Corporation:

	December 31, 2017
	Note face amount	Debt Discount	Net Amount of note

Loan from related party	$1,477,223	$0	$1,477,223

Total	$1,477,223	$0	$1,477,223

	September 30, 2017
	Note face amount	Debt Discount	Net Amount of note

Loan from related party	$1,417,065	$0	$1,417,065

Total	$1,417,065	$0	$1,417,065

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

The Company established a debt discount of $157,500, representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2014, the Company recorded amortization of the debt discount of $78,966. The balance of the debt discount was $78,534 at September 30, 2014. As of December 31, 2017, the balance of the debt discount was $0.

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

The Company established a debt discount of $110,741 representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2014, the Company recorded amortization of the debt discount of $27,913. The balance of the debt discount was $82,828 at September 30, 2014. As of December 31, 2017, the balance of the debt discount was $0.

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

The Company established a debt discount of $98,575 representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2014, the Company recorded amortization of the debt discount of $0. The balance of the debt discount was $98,575 at September 30, 2014. As of December 31, 2017, the balance of the debt discount was $0.

As of September 30, 2014, and 2013, cumulative interest of $96,579 and $0 respectively, has been accrued on these notes.

The Company established a debt discount of $61,273 representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the quarter ended December 31, 2017, the Company recorded amortization of the debt discount of $0. The balance of the debt discount was $0 at December 31, 2017.

On October 1, 2016, the Company issued an 8% Promissory Note due September 30, 2017 with a principal amount of $155,300 (the "October 2016 Note") for cash received between the period September 30, 2014 and April 28,2015. No interest was to accrue on the first two years of the loan, interest on the October 2016 Note is to be accrued annually effective from October 1, 2016 forward. The October 2016 Note is unsecured. Cavenagh Capital Corporation is a shareholder in Kibush Capital Corporation.

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

On August 23, 2017, the Company's Board authorized a 1:25 reverse stock split. All share and per share data in the accompanying financial statements and footnotes has been adjusted retrospectively for the effects of the stock split.

Between October 1, 2017 and December 31, 2017, the Company issued a total of 180,395,000 shares of common stock upon the requests from convertible note holders to convert principal totaling $180,395 into the Company’s common stock based on the terms set forth in the loans. The conversion rate was $0.001.

Preferred Stock

Preferred stock includes 50,000,000 shares authorized at $0.001 par value, of which 10,000,000 have been designated Series A and 5,000,000 designated as Series B. A total of 3,000,000 shares of Series A preferred stock are issued and outstanding as of December 31, 2017, and September 30, 2017. A total of 20,000,000 shares of Series B preferred stock were outstanding as of December 31, 2017.

NOTE 8 – INCOME TAXES

The provision/(benefit) for income taxes for the year ended September 30, 2017 and 2016 was as follows (assuming a 15% effective tax rate)

	September 30, 2017	September 30, 2016
Current Tax Provision
Federal-
Taxable Income	-	-
Total current tax provisions	-	-
	$-	$-

Deferred Tax Provision
Federal-
Loss carry forwards	$143,510	$195,286
Change in valuation allowance	$-143,510	$-195,286
Total deferred tax provisions	$-	$-

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

NOTE 9 – RELATED PARTY TRANSACTIONS

Details of transactions between the Corporation and related parties are disclosed below.

The following transactions were carried out with related parties:

	December 31, 2017	September 30, 2017

Loan from related party	$1,477,223	$1,417,065
Convertible Loans (B)	$125,427	$128,466
Total	$1,602,650	$1,545,531

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

Management is unable to verify the stocktake and valuation at year end. Accordingly, for the year ended September 30, 2017, and for the 3 months ended December 31, 2017 we written down the amounts to zero to accommodate that situation.

	For 3 months ended	For year ended	For 9 months ended	For the year ended
	December 31,	September 30,	June 30,	September 30,
	2017	2017	2017	2016
Inventories
Raw Materials (at cost)	$-	$-	$9,515	$-
Work-in-progress (at cost)	-	-	913	-
Finished goods (at cost)	-	-	17,255	-
Total Inventories (at cost)	$-	$-	$27,683	$-

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Results of Operations

Three Months Ended December 31, 2017 Compared to Three Months Ended December 31, 2016

During the three months ended December 31, 2017, we recognized $29,979 in revenue. We recognized $16,037 revenue during the three months ended December 31, 2016. The increase in revenue is attributable to the success of our timber operations and mineral exploration activities.

We had a net profit for the three months ended December 31, 2017, of $3,512 and a net loss of $94,383 for the three months ended December 31, 2016. The profit for the quarter ended December 31, 2017 was more than the loss which occurred during the same quarter in 2016. Our general and administrative expenses did increase by $51,159 for the quarter ended December 31, 2017, as compared to the Quarter December 31, 2016. The profit was attributable to the improved revenues from the Logging Operations and a decrease in the cost of the derivative financing expense.

Liquidity and Capital Resources

As of December 31, 2017, the Company had only $4,126 cash or cash equivalents on hand. However, as of that date, we had total current assets of $12,653 and total current liabilities of $3,742,887 resulting in a working capital deficit of $3,730,234. As of December 31, 2016, the Company had total current assets of $301 and total current liabilities of $3,143,973 resulting in a working capital deficit of $3,143,672. The increase in working capital deficit arose mainly due to increase in loans owing to related parties, who provided advances to the Company for working capital purposes. The Company had cash as of December 31, 2017 of $4,126. The Company intends to fund its exploration through the revenues from the logging activities and the sale of its equity securities. However, there can be no assurance that the Company will be successful doing so. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. We currently believe that the Company will need approximately $1,000,000 over the next 12 months to implement our desired expansion of mining activities and logging activities.

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

We had no Off-Balance Sheet arrangements during the quarter ended December 31, 2017.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

We are not presently a party to any litigation.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 28th day of February, 2018.

KIBUSH CAPITAL CORP.

BY:	/s/ WARREN SHEPPARD
Warren Sheppard
President, Chief Executive Officer, Chief Financial and Director