Form 10-Q
period 2018-03-31
Kibush Capital Corp
filed 2018-05-18
CIK 1614466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of May 15, 2018, there were 442,354,541 shares of the registrant’s common stock outstanding and 23,000,000 shares of the registrant’s preferred stock.

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

2

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

March 31, 2018

C O N T E N T S

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Quarter ended March 31,	Quarter ended March 31,	6 months ended March 31,	6 months ended March 31,
	2018	2017	2018	2017
Net revenues	$18,084	$25,394	$48,063	$41,431
Cost of sales	-	-	-	-
Gross profit	18,084	25,394	48,063	41,431

Operating expenses:
General and administrative
General and administrative	160,460	142,104	328,142	258,628
Total operating expenses	160,460	142,104	328,142	258,628
Profit/Loss from operations	-142,375	-116,711	-280,078	-217,197

Other income (expense):
Interest income	-	-	-	-
Amortisation of Debt Discount	-	-	-	-23,384
Interest expense	-37,905	-25,775	-63,172	-53,677
Other income	-	134,005	-	134,005
Change in fair value of derivative liabilities	278,066	13,854	437,251	69,198
Total other expense, net	240,161	-122,084	374,079	126,142
Profit/Loss before provision for income taxes	97,786	-5,373	94,001	-91,056
Provision for income taxes	-	-	-	-
Net profit/loss from operations	97,786	-5,373	94,001	-91,056
Less: Loss attributable to non-controlling interest	7,645	2,915	14,942	4,961
Net profit/loss attributable to Holding Company	$105,431	$8,288	$108,943	$-86,095

Basic and diluted loss per common share	$0.00	$0.00	$0.00	$0.00
Weighted average common shares outstanding
basic and diluted	186,657,041	378,140,669	186,657,041	378,140,669

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2018	2017
ASSETS
Current assets:
Cash	$2,652	$5,784
Trade Debtors	8,422	25,703
Total current assets	11,074	31,487

Property and equipment, net	120,985	122,155
Other assets	42,395	34,031
Total assets	$174,454	$187,673

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	-	-
Accrued expenses	1,041,306	1,134,446
Promissory notes payable	-	-
Convertible notes payable	96,627	128,466
Loan from related party	1,564,736	1,417,065
Derivative liabilities	895,770	1,333,021
Total current liabilities	3,598,439	4,012,998

Stockholders’ deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; 23,000,000 shares issued and outstanding at March 31, 2018 and 23,000,000 shares issued and outstanding at September 30, 2017	23,000	23,000
Common stock, $0.001 par value; 500,000,000 shares authorized at March 31, 2018 and September 30, 2017; 323,354,541 and 3,959,541 shares issued and outstanding at March 31, 2018 and September 30, 2017	323,355	3,960
Additional paid-in capital	9,455,517	9,467,573
Accumulated deficit	(13,136,374)	(13,245,316)
Total stockholders’ deficit, including non-controlling interest	(3,334,502)	(3,750,784)
Non-Controlling interest	(89,483)	(74,541)
Total stockholders’ deficit	(3,423,985)	(3,825,324)
Total liabilities and stockholders’ deficit	$174,454	$187,673

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	6 months ended March 31	6 months ended March 31,
	2018	2017
Operating Activities:
Net loss	$108,942	$(96,016)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,509	9,287
Change in fair value of derivative instruments	(437,251)	(69,198)
Changes in operating assets and liabilities:
Others asset	-	(28,160)
Accounts receivable	17,281	(90,212)
Accrued expenses	62,500	125,000
Accrued interest	37,905	53,677
Deposits	-	-
Net cash used in operating activities	(202,114)	(95,622)

Investing Activities:
Purchase of property and equipment	(3,153)	-
Net cash used in investing activities	(3,153)	-
Financing Activities:
Proceeds from related party loans, net of debt discounts	213,388	207,978
Effective of exchange rates on cash	(11,253)	(71,824)
Net cash provided by financing activities	202,135	136,154
Net change in cash	(3,132)	(40,532)
Cash, beginning of period	5,784	13,750
Cash, end of period	$2,652	$54,282

KIBUSH CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

for the period SEPTEMBER 30, 2017, December 31, 2018 and March 31, 2018 (Unaudited)

								Accumulated
						Non		Other
	Common Stock		Preferred Stock		Paid In	Controlling	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Income	Deficit
Balance at September 30, 2016	267,513,362	267,513	3,000,000	3,000	9,136,631	-48,637	-12,288,586	-	-2,930,078

Common stock issued for repayment of convertible note	623,254,614	623,255	-	-	-555,867	-	-	-	67,388

Preference Share B issued for Consideration at $0.001 per share	-	-	20,000,000	20,000	-	-	-	-	20,000
Common stock 1:25 split	(886,808,435)	(886,808)	-	-	886,808	-	-	-	-
Exchange rate variation	-	-	-	-	-	-	-	-	-1
Net loss	-	-	-	-	-	-25,903	-956,730	-	-982,633

Balance at September 30, 2017	3,959,541	3,960	23,000,000	23,000	9,467,573	-74,541	-13,245,316	-	-3,825,324
Common stock issued for repayment of convertible note	30,395,000	30,395	-	-	-27,356	-	-	-	3,039
Common stock issued for repayment of back salary	150,000,000	150,000	-	-	100,000	-	-	-	250,000
Exchange rate variation	-	-	-	-	-	-	1	-	-
Net loss	-	-	-	-	-	-7,297	3,512	-	-3,785

Balance at December 31, 2017	184,354,541	184,355	23,000,000	23,000	9,540,217	-81,838	-13,241,805	-	-3,576,070
Common stock issued for repayment of convertible note	139,000,000	139,000	-	-	-84,700	-	-	-	54,300
Exchange rate variation	-	-	-	-	-	-	-	-	-1
Net loss	-	-	-	-	-	-7,645	105,431	-	97,786

Balance at March 31, 2018	323,354,541	323,355	23,000,000	23,000	9,455,517	-89,483	-13,136,374	-	-3,423,985

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

Change in Fiscal Year End

The Company’s fiscal year end is from December 31 to September 30 of each year.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at March 31, 2018, the Company has an accumulated deficit of $13,136,374 and $13,245,316 as of September 30, 2017 and has not earned sufficient revenues to cover operating costs since inception and has a working capital deficit. The Company intends to fund its mining exploration through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year.

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

In applying the Black-Scholes valuation model, the Company used the following assumptions during the period ended March 31, 2018:

For the period
ended March 31, 2018
Annual dividend yield	-
Expected life (years)	0.50 – 1.00
Risk-free interest rate	1.7%
Expected volatility	122%

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

The following table presents the Company’s embedded conversion features of its convertible debt measured at fair value on a recurring basis as of March 31, 2018, and as of September 30, 2017:

	Carry Value at
	March 31,	September 30,
	2018	2017
Derivative liabilities:
Embedded conversion features - notes	$895,770	$1,333,021
Total derivative liability	$895,770	$1,333,021

	March 31,	September 30,
	2018	2017
Change in fair value included in other income (expense), net	437,251	-260,737

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs:

	For the year ended	For the year ended
	March 31,	September 30,
	2018	2017
Embedded Conversion
Features - Notes:
Balance at beginning of year	$1,333,021	$986,700
Change in derivative liabilities	$(874,502)	$607,058
Net change in fair value included in net loss	437,251	(260,737)
Ending balance	$895,770	$1,333,021

The Company re-measures the fair values of all its derivative liabilities as of each period end and records the net aggregate gain/loss due to the change in the fair value of the derivative liabilities as a component of other expense, net in the accompanying consolidated statement of operations. During the years ended September 30, 2017 and the 6 months ended March 31, 2018, the Company recorded a net increase (decrease) to the fair value of derivative liabilities balance of $ (260,737) and $ 437,251, respectively.

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

Research and Development

Research and development costs are recognized as an expense in the period in which they are incurred. The Company incurred no research and development costs for the quarter ended March 31, 2018.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. ASU 2014-09 will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective. In July 2015, the FASB approved a one-year deferral of the effective date of the new revenue recognition standard. The amendments in ASU 2014-09 are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The standard permits the use of either the retrospective or cumulative effect transition method. In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers (Topic 606), Principal versus Agent Considerations (Reporting Revenue versus Net). In April 2016, the FASB issued ASU 2016-10, Revenue from Contracts with Customers (Topic 606), Identifying Performance Obligations and Licensing. In May 2016, the FASB issued ASU 2016-11, Revenue from Contracts with Customers (Topic 606) and Derivatives and Hedging (Topic 815) - Rescission of SEC Guidance Because of ASU 2014-09 and 2014-16, and ASU 2016-12, Revenue from Contracts with Customers (Topic 606) - Narrow Scope Improvements and Practical Expedients. In December 2016, the FASB issued ASU2016-20; Technical Corrections and Improvements to Topic 606. These ASUs clarify the implementation guidance on a few narrow areas and adds some practical expedients to the guidance Topic 606. The Company is evaluating the effect the ASUs will have on its consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of these standards on our ongoing financial reporting.

In June 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements-Going concern (Subtopic 205-40) which provides guidance to an organization’s management, with principles and definitions that are intended to reduce diversity in the timing and content of disclosures that are commonly provided by organizations today in the financial statement footnotes. This guidance in ASU 2014-15 is effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early application is permitted for annual or interim reporting periods for which the financial statements have not previously been issued. We do not expect that the adoption will have a material impact on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03 “Simplifying the Presentation of Debt Issuance Costs”, which changes the presentation of debt issuance costs in the financial statements. ASU 2015-03 requires an entity to present such costs in the balance sheet as a direct deduction from the related debt liability rather than as an asset. Amortization of the costs will continue to be reported as interest expense. The guidance is effective for annual reporting periods beginning after December 15, 2016, with early adoption permitted. The guidance will be applied retrospectively to each period presented. The adoption of this standard update is not expected to have any impact on our financial statements.

In July 2015, the FASB issued ASU 2015-11, Inventory, which requires an entity to measure inventory within the scope at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The effective date for the standard is for fiscal years beginning after December 15, 2016. Early adoption is permitted. We do not expect the adoption of ASU 2015-11 to have a material impact on our consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes”. To simplify the presentation of deferred income taxes, the amendments in this update require that deferred income tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The amendments in ASU 2015-17 are effective for public business entities for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The amendments may be applied prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We do not expect that the adoption will have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The amendments in this update require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. The amendments in ASU 2016-01 are effective for public companies for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. We do not expect that the adoption will have a material impact on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We do not expect that the adoption will have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting, which eliminates the requirement to apply the equity method of accounting retrospectively when a reporting entity obtains significant influence over a previously held investment. The amendments in ASU 2016-07 are effective for public companies for fiscal years beginning after December 15, 2016 including interim periods therein. Early adoption is permitted. The new standard should be applied prospectively for investments that qualify for the equity method of accounting after the effective date. We do not expect that the adoption will have a material impact on our consolidated financial statements.

In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting, which includes amendments to accounting for income taxes at settlement, forfeitures, and net settlements to cover withholding taxes. The amendments in ASU 2016-09 are effective for public companies for fiscal years beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted but requires all elements of the amendments to be adopted at once rather than individually. We are evaluating the effect that ASU No. 2016-09 will have on our consolidated financial statements and related disclosures.

In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. We are currently evaluating the impact that the standard will have on our consolidated financial statements and related disclosures.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments. ASU 2016-15 clarifies the presentation and classification of certain cash receipts and cash payments in the statement of cash flows. This ASU is effective for public business entities for fiscal years, and interim periods within those years, beginning after December 15, 2017. Early adoption is permitted. We are currently assessing the potential impact of ASU 2016-15 on our financial statements and related disclosures.

In October 2016, the FASB issued ASU No. 2016-16—Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory. This ASU improves the accounting for the income tax consequences of intra-entity transfers of assets other than inventory. This ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2017. Early adoption is permitted. We do not anticipate that the adoption of this ASU to have a significant impact on our consolidated financial statements.

In October 2016, the FASB issued ASU No. 2016-17, Consolidation (Topic 810): Interests Held through Related Parties That Are Under Common Control. The amendments in this ASU change how a reporting entity that is the single decision maker of a variable interest entity should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that variable interest entity. The ASU is effective for fiscal years and interim periods within those years beginning after December 15, 2016. We do not expect the adoption of this ASU to have a material impact on our consolidated financial statements.

In November 2016, the FASB issued Accounting Standards Update 2016-18 (ASU 2016-18), Statement of Cash Flows: Restricted Cash. This ASU provides guidance on the classification of restricted cash in the statement of cash flows. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. The amendments in the ASU should be adopted on a retrospective basis. We do not expect that adoption of this ASU to have a material effect on our consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update 2017-01; Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments in this ASU revises the definition of a business. To be considered a business, an acquisition would have to include, at a minimum, an input and a substantive process that together contribute to the ability to create outputs. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2017. The amendments in this Update should be applied prospectively on or after the effective date. No disclosures are required at transition. Early adoption is permitted. We do not expect that adoption of this ASU to have a material effect on our consolidated financial statements.

In January 2017, the FASB issued Accounting Standards Update 2017-04; Intangibles – Goodwill and Other (Topic350): Simplifying the Test for Goodwill Impairment. ASU 2017-04 eliminates Step 2 of the goodwill impairment test. As such, an entity will perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. The amendments in this ASU are effective for interim and annual goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We do not expect that adoption of this ASU to have a material effect on our consolidated financial statements.

In February 2017, FASB issued Accounting Standards Update 2017-05; Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The amendments in this ASU was issued to clarify the scope of ASC 610-20, including what constitutes an “in substance nonfinancial asset,” and provide guidance on partial sales of nonfinancial and in substance assets. The effective date and transition requirements for ASU 2017-05 are the same as the effective date and transition requirements of Topic 606 and must be applied at the same date that Topic 606 is initially applied, which is effective for interim and annual reporting periods beginning after December 15, 2017. Consistent with Topic 606, early adoption is permitted.

In February 2017, FASB issued Accounting Standards Update 2017-06; Plan Accounting: Defined Benefit Pension Plans (Topic 960), Defined Contribution Pension Plans (Topic 962), Health and Welfare Benefit Plans (Topic 965): Employee Benefit Plan Master Trust Reporting (a consensus of the Emerging Issues Task Force). The amendments in this ASU requires an employee benefit plan within the scope of Topic 960,1 962,2 or 9653 to present its interest in a master trust and the change in its interest in that master trust as single line items in the statement of net assets available for benefits and the statement of changes in net assets available for benefits, respectively. In addition, the amendments update and align the disclosure requirements for an interest in a master trust across Topics 960, 962, and 965. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. The amendments in the ASU should be adopted on a retrospective basis. We do not expect that adoption of this ASU to have a material effect on our consolidated financial statements.

In March 2017, FASB issued Accounting Standards Update 2017-07; Compensation—Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. The amendments in this ASU requires sponsors of benefits plans to present service cost in the same line item or items as other current employee compensation costs and present the remaining components of net benefit cost in one or more separate line items outside of income from operations (if that subtotal is presented), and limit the components of net benefit cost eligible to be capitalized (for example, as a cost of inventory or self-constructed assets) to service cost. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. These amendments are to be applied retrospectively for the presentation of service cost and other components of net benefit costs, and prospectively for the capitalization of service cost. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In March 2017, FASB issued Accounting Standards Update 2017-08; Receivables—Non-refundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this ASU shortens the amortization period for certain purchased callable debt securities held at a premium. Specifically, it requires the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount. The discount continues to be amortized to maturity. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In May 2017, FASB issued Accounting Standards Update 2017-09; Compensation—Stock Compensation (Topic 718): Scope of Modification Accounting. The amendments in this ASU amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards an entity is required to apply modification accounting under ASC 718. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2017. Early adoption is permitted. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In May 2017, FASB issued Accounting Standards Update 2017-10; Service Concession Arrangements (Topic 853): Determining the Customer of the Operation Services (a consensus of the FASB Emerging Issues Task Force). The amendments in this ASU eliminates the current diversity in the determination of the identity of the “customer” in service concession arrangements. The customer will be the “grantor”, rather than any third-party users of the services provided by the operating entity. Further, the operating entity should expense the cost of major maintenance as incurred because the grantor’s infrastructure is not an asset of the operating entity. The amendments in this ASU is the same effective date for Topic 606 which is effective for interim and annual periods beginning after December 15, 2017. We do not expect that adoption of this ASU to have a material effect on our consolidated financial statements.

In July 2017, FASB issued Accounting Standards Update 2017-11; Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480): Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Non-public Entities and Certain Mandatorily Redeemable Non controlling Interests with a Scope Exception. The guidance is intended to reduce the complexity associated with issuers’ accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, a down round feature (as defined) would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In August 2017, FASB issued Accounting Standards Update 2017-12; Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The guidance in this ASU will result in the simplification of certain accounting requirements for hedging activities, resolve hedge accounting practice issues that have arisen under the current guidance, and better align hedge accounting with an organization’s risk management activities. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2018. Early application is permitted in any interim period after issuance of the amendments for existing hedging relationships on the date of adoption. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In December 2017, FASB issued Accounting Standards Update 2017-15; Codification Improvements to Topic 995, U.S. Steamship Entities: Elimination of Topic 995. The amendments in this ASU affect all entities that have unrecognized deferred taxes related to statutory reserve deposits that were made on or before December 15, 1992. Entities are required to recognize the unrecognized income taxes in accordance with Topic 740. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. We are currently assessing the potential impact of ASU 2017-15 on our financial statements and related disclosures.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

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

NOTE 4 – PROPERTY AND EQUIPMENT

	March 31,	September 30,
	2018	2017

Plant Equipment	65,869	58,363
Motor Vehicle	111,585	111,585
	177,454	169,947
Less accumulated depreciation	-56,469	-47,792
	$120,985	$122,155

Depreciation expense was approximately $20,425 for the year ended September 30, 2017 and $8,509 for the 6 months ended March 31, 2018.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

	March 31, 2018
	Note face amount	Debt Discount	Net Amount of Note
2011 Note	$22,166	$-	$22,166
2012 Note	48,000	-	48,000
2013 Note	12,000	-	12,000
2014 Note	9,000	-	9,000
2016 Note	-	-	-
2017 Note	5,461	-	5,461
Total	$96,627	$-	$96,627

	September 30, 2017
	Note face amount	Debt Discount	Net Amount of Note
2011 Note	$22,166	$-	$22,166
2012 Note	48,000	-	48,000
2013 Note	12,000	-	12,000
2014 Note	9,000	-	9,000
2016 Note	25,000	-	25,000
2017 Note	12,300	-	12,300
Total	$128,466	$-	$128,466

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of March 31, 2018, is $22,166.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of March 31, 2018, is $48,000.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of March 31, 2018, is $12,000.

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

The Company established a debt discount of $100,000, representing the value of the embedded conversion feature inherent in the convertible debt and warrant, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2014, the Company recorded amortization of the debt discount of $19,566. The balance of the debt discount was $80,434 at September 30, 2014. For the quarter ended March 31, 2018, the Company recorded amortization of the debt discount of $0. The balance of the debt discount was $0 at March 31, 2018. The face amount of the outstanding note as of March 31, 2018, is $9,000.

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

On August 11, 2016, the Company restructured a portion a Convertible Promissory Note issued on January 5, 2016 in conjunction with an assignment of that Note. The restructured Note was a 9.00% Convertible Promissory Note due August 11, 2017 with a principal amount of $30,000. Interest on the 2016 Note is accrued annually effective from September 1, 2016 forward. This Note was unsecured and repayable on demand. The 2016 Note is senior in right to all existing and future indebtedness which is subordinated by its terms and at the option of the Lender, the principal along with any accrued interest may be converted in whole or part into Common Stock at a price of $0.001. The face amount of the outstanding note as of March 31, 2018, is $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of March 31, 2018, is $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of March 31, 2018, is $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of March 31, 2018, is $0. As of March 31, 2018, the note has been discounted by $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of March 31, 2018, is $5,461. As of March 31, 2018, the note has been discounted by $0.

NOTE 6 – LOAN FROM RELATED PARTY

Convertible Notes Issued to the President and Director of Kibush Capital Corporation:

	March 31, 2018
	Note face amount	Debt Discount	Net Amount of note
Loan from related party	$1,564,736	$0	$1,564,736

Total	$1,564,736	$0	$1,564,736

	September 30, 2017
	Note face amount	Debt Discount	Net Amount of note

Loan from related party	$1,417,065	$0	$1,417,065

Total	$1,417,065	$0	$1,417,065

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

The Company established a debt discount of $157,500, representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2014, the Company recorded amortization of the debt discount of $78,966. The balance of the debt discount was $78,534 at September 30, 2014. As of March 31, 2018, the balance of the debt discount was $0.

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

The Company established a debt discount of $110,741 representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2014, the Company recorded amortization of the debt discount of $27,913. The balance of the debt discount was $82,828 at September 30, 2014. As of March 31, 2018, the balance of the debt discount was $0.

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

The Company established a debt discount of $98,575 representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2014, the Company recorded amortization of the debt discount of $0. The balance of the debt discount was $98,575 at September 30, 2014. As of March 31, 2018, the balance of the debt discount was $0.

As of September 30, 2014, and 2013, cumulative interest of $96,579 and $0 respectively, has been accrued on these notes.

The Company established a debt discount of $61,273 representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the quarter ended March 31, 2018, the Company recorded amortization of the debt discount of $0. The balance of the debt discount was $0 at March 31, 2018.

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

On August 23, 2017, the Company’s Board authorized a 1:25 reverse stock split. All share and per share data in the accompanying financial statements and footnotes has been adjusted retrospectively for the effects of the stock split.

Between October 1, 2017 and December 31, 2017, the Company issued a total of 180,395,000 shares of common stock upon the requests from convertible note holders to convert principal totaling $180,395 into the Company’s common stock based on the terms set forth in the loans. The conversion rate was $0.001.

Between January 1, 2018 and March 31, 2018, the Company issued a total of 139,000,000 shares of common stock upon the requests from convertible note holders to convert principal totaling $139,000 into the Company’s common stock based on the terms set forth in the loans. The conversion rate was $0.001.

Preferred Stock

Preferred stock includes 50,000,000 shares authorized at $0.001 par value, of which 10,000,000 have been designated Series A and 5,000,000 designated as Series B. A total of 3,000,000 shares of Series A preferred stock are issued and outstanding as of March 31, 2018, and September 30, 2017. A total of 20,000,000 shares of Series B preferred stock were outstanding as of March 31, 2018.

NOTE 8 – INCOME TAXES

The provision/(benefit) for income taxes for the year ended September 30, 2017 and 2016 was as follows (assuming a 15% effective tax rate)

	September 30,	September 30,
	2017	2016
Current Tax Provision
Federal-
Taxable Income	-	-
Total current tax provisions	-	-
	$-	$-

Deferred Tax Provision
Federal-
Loss carry forwards	$143,510	$195,286
Change in valuation allowance	$-143,510	$-195,286
Total deferred tax provisions	$-	$-

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

NOTE 9 – RELATED PARTY TRANSACTIONS

Details of transactions between the Corporation and related parties are disclosed below.

The following transactions were carried out with related parties:

	March 31, 2018	September 30, 2017

Loan from related party	$1,564,736	$1,417,065
Convertible Loans (B)	$96,627	$128,466
Total	$1,661,363	$1,545,531

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

NOTE 10 – BUSINESS COMBINATIONS

Set out below are the controlled and non-controlled members of the group as of March 31, 2018, which, in the opinion of the directors, are material to the group. The subsidiaries as listed below have share capital consisting solely of ordinary shares, which are held directly by the Company; the country of incorporation is also their principal place of business.

Name of Entity	Country of Incorporation	Acquisition Date	Voting Equity Interests
Aqua Mining (PNG) Ltd	Papua New Guinea	28-Feb-2014	90%

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

Management is unable to verify the stocktake and valuation at year end. Accordingly, for the year ended September 30, 2017, and for the 6 months ended March 31, 2018 we written down the amounts to zero to accommodate that situation.

	For 6 months ended	For year ended	For 9 months ended
	March 31,	September 30,	June 30,
	2018	2017	2017
Inventories
Raw Materials (at cost)	$-	$-	$9,515
Work-in-progress (at cost)	-	-	913
Finished goods (at cost)	-	-	17,255
Total Inventories (at cost)	$-	$-	$27,683

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Results of Operations

Six Months Ended March 31, 2018 Compared to Six Months Ended March 31, 2017

During the six months ended March 31, 2018, we recognized $48,063 in revenue. We recognized $41,431 revenue during the six months ended March 31, 2017. The increase in revenue is attributable to the success of our timber operations and mineral exploration activities.

We had a net profit for the six months ended March 31, 2018, of $108,943 and a net loss of $86,095 for the six months ended March 31, 2017. The profit for the period ended March 31, 2018 was more than the loss which occurred during the same period in 2017. Our general and administrative expenses did increase by $69,514 for the period ended March 31, 2018, as compared to the period ended March 31, 2017. The profit was attributable to the improved revenues from the Logging Operations and a decrease in the cost of the derivative financing expense.

Liquidity and Capital Resources

As of March 31, 2018, the Company had only $2,652 cash or cash equivalents on hand. However, as of that date, we had total current assets of $11,074 and total current liabilities of $3,598,439 resulting in a working capital deficit of $3,587,365. As of March 31, 2017, the Company had total current assets of $172,654 and total current liabilities of $3,301,790 resulting in a working capital deficit of $3,129,136. The increase in working capital deficit arose mainly due to increase in loans owing to related parties, who provided advances to the Company for working capital purposes. The Company intends to fund its exploration through the revenues from the logging activities and the sale of its equity securities. However, there can be no assurance that the Company will be successful doing so. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

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

We had no Off-Balance Sheet arrangements during the quarter ended March 31, 2018.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 18th day of May 2018.

KIBUSH CAPITAL CORP.

BY:	/s/ WARREN SHEPPARD
Warren Sheppard
President, Chief Executive Officer, Chief Financial and Director

