Form 10-Q
period 2018-06-30
Kibush Capital Corp
filed 2018-08-20
CIK 1614466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 17, 2018, there were 442,354,541 shares of the registrant’s common stock outstanding and 23,000,000 shares of the registrant’s preferred stock.

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

ITEM 1. FINANCIAL STATEMENTS

June 30, 2018

C O N T E N T S

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Quarter ended June 30, 2018	Quarter ended June 30, 2017	9 months ended June 30, 2018	9 months ended June 30, 2017
Net revenues	$12,858	$24,176	$59,978	$65,860
Cost of sales	-	-	-	-
Gross profit	12,858	24,176	59,978	65,860

Operating expenses:

General and administrative	160,499	212,014	487,697	471,026
Total operating expenses	160,499	212,014	487,697	471,026
Profit/Loss from operations	(147,641)	(187,838)	(427,719)	(405,166)

Other income (expense):
Interest income	-	-	-	-
Amortisation of Debt Discount	-	-	-	-
Interest expense	(28,435)	(25,544)	(91,607)	(102,479)
Other income	-	-	-	134,005
Change in fair value of derivative liabilities	116,396	75,500	553,647	144,698
Total other expense, net	87,961	49,956	462,040	176,224
Profit/Loss before provision for income taxes	(59,680)	(137,883)	34,321	(228,942)
Provision for income taxes	-	-	-	-
Net profit/loss from operations	(59,680)	(137,883)	34,321	(228,942)
Less: Loss attributable to non-controlling interest	8,343	9,437	23,285	14,402
Net profit/loss attributable to Holding Company	$(51,337)	$(128,446)	$57,606	$(214,540)

Basic and diluted loss per common share	$0.00	$0.00	$0.00	$0.00
Weighted average common shares outstanding
basic and diluted	233,177,226	456,883,988	233,177,226	593,640,669

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30, 2018	September 30, 2017
ASSETS
Current assets:
Cash	$8,357	$5,784
Trade Debtors	8,382	25,703
Total current assets	16,739	31,487

Property and equipment, net	116,800	122,155
Other assets	46,677	34,031
Total assets	$180,216	$187,673

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	-	-
Accrued expenses	1,125,701	1,134,446
Promissory notes payable	-	-
Convertible notes payable	91,166	128,466
Loan from related party	1,655,640	1,417,065
Derivative liabilities	779,374	1,333,021
Total current liabilities	3,651,881	4,012,998

Stockholders’ deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; 23,000,000 shares issued and outstanding at June 30, 2018 and 23,000,000 shares issued and outstanding at September 30, 2017	23,000	23,000
Common stock, $0.001 par value; 500,000,000 shares authorized at June 30, 2018 and September 30, 2017; 466,354,541 and 3,959,541 shares issued and outstanding at June 30, 2018 and September 30, 2017	443,355	3,960
Additional paid-in capital	9,347,517	9,467,573
Accumulated deficit	(13,187,711)	(13,245,316)
Total stockholders’ deficit, including non-controlling interest	(3,373,839)	(3,750,784)
Non-Controlling interest	(97,826)	(74,541)
Total stockholders’ deficit	(3,471,665)	(3,825,324)
Total liabilities and stockholders’ deficit	$180,216	$187,673

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	9 months ended June 30, 2018	9 months ended June 30, 2017
Operating Activities:
Net loss	$57,606	$(243,344)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	12,553	14,529
Change in fair value of derivative instruments	(553,647)	(144,698)
Changes in operating assets and liabilities:
Others asset	-	(27,684)
Accounts receivable	17,320	(47,312)
Accrued expenses	187,500	187,500
Accrued interest	91,607	79,095
Deposits	-	-
Net cash used in operating activities	(187,061)	(181,914)

Investing Activities:
Purchase of property and equipment	(3,153)	(10,557)
Net cash used in investing activities	(3,153)	-
Financing Activities:
Proceeds from related party loans, net of debt discounts	216,014	263,758
Effective of exchange rates on cash	(23,227)	(68,900)
Net cash provided by financing activities	192,787	194,858
Net change in cash	2,573	2,387
Cash, beginning of period	5,784	221
Cash, end of period	$8,357	$2,608

KIBUSH CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

for the period SEPTEMBER 30, 2017, December 31, 2018, March 31, 2018 and June 30, 2018 (Unaudited)

	Common Stock		Preferred Stock		Paid In	Non Controlling	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Income	Deficit
Balance at September 30, 2016	267,513,362	267,513	3,000,000	3,000	9,136,631	(48,637)	(12,288,586)	-	(2,930,078)

Common stock issued for repayment of convertible note	623,254,614	623,255	-	-	(555,867)	-	-	-	67,388

Preference Share B issued for Consideration at $0.001 per share	-	-	20,000,000	20,000	-	-	-	-	20,000
Common stock 1:25 split	(886,808,435)	(886,808)	-	-	886,808	-	-	-	-
Exchange rate variation	-	-	-	-	-	-	-	-	(1)
Net loss	-	-	-	-	-	(25,903)	(956,730)	-	(982,633)

Balance at September 30, 2017	3,959,541	3,960	23,000,000	23,000	9,467,573	(74,541)	(13,245,316)	-	(3,825,324)
Common stock issued for repayment of convertible note	30,395,000	30,395	-	-	(27,356)	-	-	-	3,039
Common stock issued for repayment of back salary	150,000,000	150,000	-	-	100,000	-	-	-	250,000
Exchange rate variation	-	-	-	-	-	-	1	-	-
Net loss	-	-	-	-	-	(7,297)	3,512	-	(3,785)

Balance at December 31, 2017	184,354,541	184,355	23,000,000	23,000	9,540,217	(81,838)	(13,241,805)	-	(3,576,070)
Common stock issued for repayment of convertible note	139,000,000	139,000	-	-	(84,700)	-	-	-	54,300
Exchange rate variation	-	-	-	-	-	-	-	-	(1)
Net loss	-	-	-	-	-	(7,645)	105,431	-	97,786

Balance at March 31, 2018	323,354,541	323,355	23,000,000	23,000	9,455,517	(89,483)	(13,136,374)	-	(3,423,985)
Common stock issued for repayment of convertible note	120,000,000	120,000	-	-	(108,000)	-	-	-	12,000
Exchange rate variation	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	(8,343)	(51,337)	-	(59,680)

Balance at June 30, 2018	443,354,541	443,355	23,000,000	23,000	9,347,517	(97,826)	(13,187,711)	-	(3,471,665)

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

Change in Fiscal Year End

The Company’s fiscal year end is from October 1 to September 30 of each year.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at June 30, 2018, the Company has an accumulated deficit of $13,187,711 and $13,245,316 as of September 30, 2017 and has not earned sufficient revenues to cover operating costs since inception and has a working capital deficit. The Company intends to fund its mining exploration through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year.

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

In applying the Black-Scholes valuation model, the Company used the following assumptions during the period ended June 30, 2018:

For the period ended June 30, 2018
Annual dividend yield	-
Expected life (years)	0.50 – 1.00
Risk-free interest rate	1.7%
Expected volatility	80%

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

The following table presents the Company’s embedded conversion features of its convertible debt measured at fair value on a recurring basis as of June 30, 2018, and as of September 30, 2017:

	Carry Value at
	June 30, 2018	September 30, 2017
Derivative liabilities:
Embedded conversion features - notes	$779,374	$1,333,021
Total derivative liability	$779,374	$1,333,021

	June 30, 2018	September 30, 2017
Change in fair value included in other income (expense), net	553,647	(260,737)

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs:

	For the year ended	For the year ended
	June 30, 2018	September 30, 2017
Embedded Conversion
Features - Notes:
Balance at beginning of year	$1,333,021	$986,700
Change in derivative liabilities	$(1,107,294)	$607,058
Net change in fair value included in net loss	553,647	(260,737)
Ending balance	$779,374	$1,333,021

The Company re-measures the fair values of all its derivative liabilities as of each period end and records the net aggregate gain/loss due to the change in the fair value of the derivative liabilities as a component of other expense, net in the accompanying consolidated statement of operations. During the years ended September 30, 2017 and the 9 months ended June 30, 2018, the Company recorded a net increase (decrease) to the fair value of derivative liabilities balance of $ (260,737) and $ 553,647, respectively.

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

Research and Development

Research and development costs are recognized as an expense in the period in which they are incurred. The Company incurred no research and development costs for the quarter ended June 30, 2018.

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

In February 2017, FASB issued Accounting Standards Update 2017-05; Other Income—Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets. The amendments in this ASU was issued to clarify the scope of ASC 610-20, including what constitutes an “in substance nonfinancial asset,” and provide guidance on partial sales of nonfinancial and in substance assets. The effective date and transition requirements for ASU 2017-05 are the same as the effective date and transition requirements of Topic 606, and must be applied at the same date that Topic 606 is initially applied, which is effective for interim and annual reporting periods beginning after December 15, 2017. Consistent with Topic 606, early adoption is permitted.

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

In March 2017, FASB issued Accounting Standards Update 2017-08; Receivables—Non refundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities. The amendments in this ASU shortens the amortization period for certain purchased callable debt securities held at a premium. Specifically, it requires the premium to be amortized to the earliest call date. The amendments do not require an accounting change for securities held at a discount. The discount continues to be amortized to maturity. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

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

In July 2017, FASB issued Accounting Standards Update 2017-11; Earnings Per Share (Topic 260); Distinguishing Liabilities from Equity (Topic 480): Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Non public Entities and Certain Mandatorily Redeemable Non controlling Interests with a Scope Exception. The guidance is intended to reduce the complexity associated with issuers’ accounting for certain financial instruments with characteristics of liabilities and equity. Specifically, a down round feature (as defined) would no longer cause a freestanding equity-linked financial instrument (or an embedded conversion option) to be accounted for as a derivative liability at fair value with changes in fair value recognized in current earnings. The amendments in this ASU are effective for interim and annual periods beginning after December 15, 2018. Early adoption is permitted. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

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

NOTE 4 – PROPERTY AND EQUIPMENT

	June 30, 2018	September 30, 2017

Plant Equipment	65,869	58,363
Motor Vehicle	111,585	111,585
	177,454	169,947
Less accumulated depreciation	(60,653)	(47,792)
	$116,800	$122,155

Depreciation expense was approximately $20,425 for the year ended September 30, 2017 and $12,553 for the 9 months ended June 30, 2018.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

	June 30, 2018
	Note face amount	Debt Discount	Net Amount of Note
2011 Note	$22,166	$-	$22,166
2012 Note	48,000	-	48,000
2013 Note	12,000	-	12,000
2014 Note	9,000	-	9,000
2016 Note	-	-	-
2017 Note	-	-	-
Total	$91,166	$-	$91,166

	September 30, 2017
	Note face amount	Debt Discount	Net Amount of Note
2011 Note	$22,166	$-	$22,166
2012 Note	48,000	-	48,000
2013 Note	12,000	-	12,000
2014 Note	9,000	-	9,000
2016 Note	25,000	-	25,000
2017 Note	12,300	-	12,300
Total	$128,466	$-	$128,466

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of June 30, 2018, is $22,166.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of June 30, 2018, is $48,000.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of June 30, 2018, is $12,000.

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

The Company established a debt discount of $100,000, representing the value of the embedded conversion feature inherent in the convertible debt and warrant, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2014, the Company recorded amortization of the debt discount of $19,566. The balance of the debt discount was $80,434 at September 30, 2014. For the quarter ended June 30, 2018, the Company recorded amortization of the debt discount of $0. The balance of the debt discount was $0 at June 30, 2018. The face amount of the outstanding note as of June 30, 2018, is $9,000.

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

On August 11, 2016, the Company restructured a portion a Convertible Promissory Note issued on January 5, 2016 in conjunction with an assignment of that Note. The restructured Note was a 9.00% Convertible Promissory Note due August 11, 2017 with a principal amount of $30,000. Interest on the 2016 Note is accrued annually effective from September 1, 2016 forward. This Note was unsecured and repayable on demand. The 2016 Note is senior in right to all existing and future indebtedness which is subordinated by its terms and at the option of the Lender, the principal along with any accrued interest may be converted in whole or part into Common Stock at a price of $0.001. The face amount of the outstanding note as of June 30, 2018, is $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of June 30, 2018, is $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of June 30, 2018, is $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of June 30, 2018, is $0. As of June 30, 2018, the note has been discounted by $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of June 30, 2018, is $0. As of June 30, 2018, the note has been discounted by $0.

NOTE 6 – LOAN FROM RELATED PARTY

Convertible Notes Issued to the President and Director of Kibush Capital Corporation:

	June 30, 2018
	Note face amount	Debt Discount	Net Amount of note

Loan from related party	$1,655,640	$0	$1,655,640

Total	$1,655,640	$0	$1,655,640

	September 30, 2017
	Note face amount	Debt Discount	Net Amount of note

Loan from related party	$1,417,065	$0	$1,417,065

Total	$1,417,065	$0	$1,417,065

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

The Company established a debt discount of $157,500, representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2014, the Company recorded amortization of the debt discount of $78,966. The balance of the debt discount was $78,534 at September 30, 2014. As of June 30, 2018, the balance of the debt discount was $0.

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

The Company established a debt discount of $110,741 representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2014, the Company recorded amortization of the debt discount of $27,913. The balance of the debt discount was $82,828 at September 30, 2014. As of June 30, 2018, the balance of the debt discount was $0.

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

The Company established a debt discount of $98,575 representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2014, the Company recorded amortization of the debt discount of $0. The balance of the debt discount was $98,575 at September 30, 2014. As of June 30, 2018, the balance of the debt discount was $0.

As of September 30, 2014, and 2013, cumulative interest of $96,579 and $0 respectively, has been accrued on these notes.

The Company established a debt discount of $61,273 representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the quarter ended June 30, 2018, the Company recorded amortization of the debt discount of $0. The balance of the debt discount was $0 at June 30, 2018.

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

Between April 1, 2018 and June 30, 2018, the Company issued a total of 120,000,000 shares of common stock upon the requests from convertible note holders to convert principal totaling $120,000 into the Company’s common stock based on the terms set forth in the loans. The conversion rate was $0.001.

Preferred Stock

Preferred stock includes 50,000,000 shares authorized at $0.001 par value, of which 10,000,000 have been designated Series A and 5,000,000 designated as Series B. A total of 3,000,000 shares of Series A preferred stock are issued and outstanding as of June 30, 2018, and September 30, 2017. A total of 20,000,000 shares of Series B preferred stock were outstanding as of June 30, 2018.

NOTE 8 – INCOME TAXES

The provision/(benefit) for income taxes for the 9 months ended June 30, 2018 and the years ended September 30, 2017 and 2016 was as follows (assuming a 15% effective tax rate).

	9 months ended June 2018	September 30, 2017	September 30, 2016
Current Tax Provision
Federal-
Taxable Income	-	-	-
Total current tax provisions	-	-	-
		$-	$-

Deferred Tax Provision
Federal-
Loss carry forwards	$8,641	$143,510	$195,286
Change in valuation allowance	$(8,641)	$(143,510)	$(195,286)
Total deferred tax provisions	$-	$-	$-

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

As of June 30, 2018, the Company had approximately $13,187,711 in tax loss carry forwards that can be utilized future periods to reduce taxable income, and the carry forward incurred for the year ended September 30, 2018 will expire by the year 2035.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Corporation are subject to examination by the IRS, generally for three years after they are filed.

NOTE 9 – RELATED PARTY TRANSACTIONS

Details of transactions between the Corporation and related parties are disclosed below.

The following transactions were carried out with related parties:

	June 30, 2018	September 30, 2017

Loan from related party	$1,655,640	$1,417,065
Convertible Loans (B)	$91,166	$128,466
Total	$1,746,806	$1,545,531

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

NOTE 10 – BUSINESS COMBINATIONS

Set out below are the controlled and non-controlled members of the group as of June 30, 2018, which, in the opinion of the directors, are material to the group. The subsidiaries as listed below have share capital consisting solely of ordinary shares, which are held directly by the Company; the country of incorporation is also their principal place of business.

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

Management is unable to verify the stocktake and valuation at year end. Accordingly, for the year ended September 30, 2017, and for the 9 months ended June 30, 2018 we written down the amounts to zero to accommodate that situation.

	For 9 months ended	For year ended	For 9 months ended
	June 30, 2018	September 30, 2017	June 30, 2017
Inventories
Raw Materials (at cost)	$-	$-	$9,515
Work-in-progress (at cost)	-	-	913
Finished goods (at cost)	-	-	17,255
Total Inventories (at cost)	$-	$-	$27,683

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

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

Results of Operations

Nine Months Ended June 30, 2018 Compared to Nine Months Ended June 30, 2017

During the nine months ended June 30, 2018, we recognized $59,978 in revenue. We recognized $65,860 revenue during the nine months ended June 30, 2017. The increase in revenue is attributable to the success of our timber operations and mineral exploration activities.

We had a net profit for the nine months ended June 30, 2018, of $57,606 and a net loss of $214,540 for the nine months ended June 30, 2017. The profit for the period ended June 30, 2018 was more than the loss which occurred during the same period in 2017. Our general and administrative expenses did increase by $16,671 for the period ended June 30, 2018, as compared to the period ended June 30, 2017. The profit was attributable to the improved revenues from the Logging Operations and a decrease in the cost of the derivative financing expense.

Liquidity and Capital Resources

As of June 30, 2018, the Company had only $8,357 cash or cash equivalents on hand. However, as of that date, we had total current assets of $16,740 and total current liabilities of $3,651,881 resulting in a working capital deficit of $3,635,141. As of June 30, 2017, the Company had total current assets of $77,603 and total current liabilities of $3,298,981 resulting in a working capital deficit of $3,221,378. The increase in working capital deficit arose mainly due to increase in loans owing to related parties, who provided advances to the Company for working capital purposes. The Company intends to fund its exploration through the revenues from the logging activities and the sale of its equity securities. However, there can be no assurance that the Company will be successful doing so. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

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

We had no Off-Balance Sheet arrangements during the quarter ended June 30, 2018.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 20th day of August, 2018.

KIBUSH CAPITAL CORP.

BY:	/s/ WARREN SHEPPARD
Warren Sheppard
President, Chief Executive Officer, Chief Financial and Director