Form 10-K
period 2018-09-30
Kibush Capital Corp
filed 2019-02-11
CIK 1614466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE YEAR ENDED SEPTEMBER 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [  ] NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 30, 2018: $175,814 (based upon 293,024,533 shares of non-affiliate stock)

As of February 8, 2019, there were 293,024,533 shares of the registrant’s common stock outstanding.

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

On May 26, 2014, we became an initial subscriber to Aqua Mining Limited, a Papua New Guinea limited company (“Aqua Mining”) resulting in a 49% interest, subsequently increasing to 90%. For the fiscal year ended September 30, 2017, Aqua Mining had revenues of $75,664, $151,158 in assets and $896,538 in liabilities, of which $793,658 are loans from Kibush Corp. For the fiscal year ended September 30, 2018, Aqua Mining had revenues of $81,042, $118,424 in assets and $1,177,679 in liabilities, of which $1,090,938 are loans from Kibush Corp.

The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”).

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any significant revenues from our current business. In addition, we have sustained losses for the past two years and have a negative working capital at September 30, 2018. We must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to continue our mining exploration activities and business development.

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

Aqua Mining

Logging:

The Company, through its subsidiary Aqua Mining, was successful in obtaining Government approval for the commercialization of timber resources at Kubuna and Rigo, Papua New Guinea. The area that we have agreements with the landowners cover at Kubuna 40,000 hectares and Rigo 25,000 hectares. We have commenced logging during the December quarter 2016, at Rigo and expect to commence at Kubuna during 2019. Both sites are excellent resources covering many species of wood, mainly hardwoods kwila and rosewood, there are a number of exotic wood types. It has taken us some time to establish the infrastructure at Rigo, but we have now completed the access road works and established a base camp for 38 on-site workers.

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

Aqua Mining

As the 90% owner of Aqua Mining [PNG] Limited, a Papua, New Guinea company, we are required to obtain approval from the Investment Promotion Authority of Papua New Guinea to be recognized as a foreign investor.

Environmental Regulations:

For a Alluvial Mining Lease, we must comply with the provisions of the Mining Act pertaining to Environmental requirements. We are subject to applicable environmental legislation including specific site conditions attached to the mining tenements imposed by the PNG Government Department of Environment and Conservation (“DEC”), the terms and conditions of operating licenses issued by the PNG Mineral Resources Authority (“MRA”) and DEC, and the environment permits for water extraction and waste discharge issued by DEC. In the fourth quarter of fiscal 2014, the PNG Parliament approved a name change for the Department of Environment and Conservation to the Conservation Environment Protection Authority and that change has become effective.

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

As of February 8, 2018, the Company has 33 full time employees.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable to smaller reporting companies.

ITEM 2.	PROPERTIES.

The Company does not lease any properties or facilities. The Company utilizes office space from its Director Mr Warren Sheppard, the space is physically located at 7 Sarah Crescent Templestowe Victoria Australia. Management has determined that this arrangement is adequate for its current and immediate foreseeable operating needs.

ITEM 3.	LEGAL PROCEEDINGS.

We are not presently a party to any litigation.

PART II

ITEM 4.	MARKET PRICE FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Fiscal Year – 2018	High Bid	Low Bid
Fourth Quarter: 7/1/18 to 9/30/18	0.0006	0.0006
Third Quarter: 4/1/18 to 6/30/18	0.0007	0.0005
Second Quarter: 1/1/18 to 3/31/18	0.0015	0.001
First Quarter: 10/1/17 to 12/31/17	0.0029	0.0016

Fiscal Year – 2017	High Bid	Low Bid
Fourth Quarter: 7/1/17 to 9/30/17	0.0051	0.0051
Third Quarter: 4/1/17 to 6/30/17	0.004	0.0002
Second Quarter: 1/1/17 to 3/31/17	0.0009	0.0007
First Quarter: 10/1/16 to 12/31/16	0.0013	0.001

Our shares of common stock are traded on the OTC Pink operated by the OTC Markets Group, Inc., under the symbol “DLCR”. The shares trading of our common stock began on August 1, 2013.

Holders

As of February 8, 2019, we had 202 stockholders of record.

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

On February 8, 2019 the closing bid price of our common stock on the OTC pink sheets quotation system was $0.00065 per share.

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

As of February 8, 2019, there are 293,024,533 shares of the Company’s common stock issued and outstanding.

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

The application of the penny stock rules may affect your ability to resell your shares.

ITEM 5.	SELECTED FINANCIAL DATA.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Within the next 4 months, the Company plans to (1) acquire and place additional processing equipment in our new Timber yard at Laloki, and (2) acquire additional logging equipment to be deployed as required in Rigo and Kubuna. We have placed deposits on various processing equipment, but we may need to finance the balance of the processing equipment and the additional logging machinery. Once the additional logging and processing equipment is placed, we believe that our capacity will increase to approximately 750 cubic meters per month. Moreover, the new processing equipment will allow us to customize our products to specific customer requirements and offer additional value added timber products, which should help the Company increase profit margins on its timber sales.

With current operations at Rigo, we are optimistic that we can sell an average quantity of 750 cubic meters of timber per month by March of 2019. To support this target, we plan to develop export markets for our finished timber products to avoid relying too heavily on sales to any one region, diversify our customer base and build a more stable sales market. In addition to Rigo and Kubuna, we are investigating additional areas in PNG for potential timber operations to support our projected volume for the next 3 years.

Once we have sustainable excess profits from our logging activities, we plan to renew our mining exploration efforts.

Results of Operations

For the year ended September 30, 2018 and September 30, 2017

Revenues

The Company had $81,042 in revenue for the year ended September 30, 2018 and $75,664 for the year ended September 30, 2017. The increase in revenue of $5,378 is attributable to the sale of timber.

Operating expenses

The Company had operating expenses of $393,910 for the year ended September 30, 2018 consisting of general and administrative expenses, as compared with operating expenses of $637,348 for the year ended September 30, 2017 consisting of general and administrative expenses. The decrease of $243,438 was attributable to the Company focusing primarily on its Logging Operations.

Net Loss

The Company had a net operating profit of $45,589 for the year ended September 30, 2018 compared with a net operating loss of $956,731 for the year ended September 30, 2017. The decrease of $1,002,320 was primarily attributable to the improved revenues from the logging operations and a decrease in derivative financing expense.

Operating Activities

Net cash used in operating activities was $258,716 for the year ended September 30, 2018 compared to net cash used in operating activities of $212,883 for the year ended September 30, 2017. The increase of $45,833 was a result improved revenue from the logging operations and an increase in expenditure.

Investing Activities

Net cash used in investing activities was ($3,153) for the year ended September 30, 2018 compared to ($24,726) for the year ended September 30, 2017. This increase resulted from the acquisition of Plant and Equipment for the logging operations.

Financing Activities

Net cash provided by financing activities was $288,468 for the year ended September 30, 2018 compared to $315,306 for the year ended September 30, 2017. The decrease of $26,838 was mainly due to a decrease in the cost of derivative financing.

Liquidity and Capital Resources

As of September 30, 2018, the Company had total current assets of $7,935 and total current liabilities of $3,167,502 resulting in a working capital deficit of $3,159,567. As of September 30, 2017, the Company had total current assets of $31,487 and total current liabilities of $4,012,998 resulting in a working capital deficit of $3,981,511. The decrease in working capital deficit arose mainly due to increase in loans owing to related parties, who provided advances to the Company for working capital purposes. The Company had cash as of September 30, 2018 of $2,155. The Company intends to fund its exploration through the revenues from the logging activities and the sale of its equity securities. However, there can be no assurance that the Company will be successful doing so. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. We currently believe that the Company will need approximately $500,000 over the next 12 months to implement our desired expansion of logging activities.

Going Concern

The Company is in the development stage and has insufficient revenues to cover its operating costs. As of September 30, 2018, the Company had an accumulated deficit of $13,199,727 and a working capital deficiency and insufficient cash resources to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan for our continued existence includes selling additional stock through private placements and borrowing additional funds to pay overhead expenses while maintaining marketing efforts to raise our sales volume. Our future success is dependent upon our ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. There is no assurance that we will be able to generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue as a going concern.

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

ITEM 6A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Kibush Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Kibush Capital Corporation and its subsidiaries (the “Company”) as of September 30, 2018, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended, and the related notes and schedules (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company reported a net profit of $45,589, net current assets deficiency with its current liabilities exceeding its current assets by $3,159,567, accumulated deficit of $13,199,727 as of September 30, 2018 from recurring net losses and significant short term debt maturing in less than one year. All these factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

ShineWing Australia

Chartered Accountants

We have served as the Company’s auditor since 2017.

Melbourne, Australia

February 8, 2019

KIBUSH CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEET

September 30,

	2018	2017
ASSETS:
CURRENT ASSETS
Cash	$2,155	$5,784
Cash in Transit	-	-
Trade Debtors	5,780	25,703
Inventory – Raw Materials	-	-
Prepaid expenses	-	-
TOTAL CURRENT ASSETS	$7,935	$31,487
Property and equipment, net	112,612	122,155
Investment in unconsolidated Joint Venture/Mining Rights	-	-
OTHER ASSETS	50,171	34,031
TOTAL CURRENT ASSETS AND TOTAL ASSETS	170,718	187,673

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY):
CURRENT LIABILITIES:
Accounts Payable	-	-
Accrued Expenses	611,899	1,134,446
Promissory Notes Payable	-	-
Convertible notes payable	91,166	128,466
Loans from Related Parties	1,737,566	1,417,065
Derivative Liabilities	726,871	1,333,021
TOTAL CURRENT LIABILITIES	$3,167,502	4,012,998

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $0.001 par value; 50,000,000 shares authorized; Series A 3,000,000 shares issued and outstanding at September 30, 2018 and 2017, respectively	$3,000	$3,000
Preferred stock, $0.001 par value; 50,000,000 shares authorized; Series B 20,000,000 shares issued and outstanding at September 30, 2018 and 2017, respectively	20,000	20,000
Common stock, $0.001 par value; 439,395,000 shares authorized at September 30, 2018 and $0.001 par value; 975,000,000 shares authorized at September 30, 2017, respectively; 443,354,541 and 3,959,541 shares issued and outstanding at September 30, 2018 and 2017, respectively	443,355	3,960
Additional paid-in capital	9,842,517	9,467,573
Accumulated Operating deficit	(13,199,727)	(13,245,316)
Total stockholders’ deficit	$(2,890,855)	$(3,750,784)
Non-Controlling interest	$(105,929)	$(74,541)
Total stockholders’ deficit, including non-controlling interest	(2,996,784)	(3,825,324)
Total liabilities and stockholders’ deficit	170,718	187,673

“See notes to financial statements”

KIBUSH CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIENCY)

For the years ended September 30, 2018 and 2017

Kibush Capital Corporation

Condensed Consolidated Statements of Stockholders’ Equity

For The Years Ended September 30, 2018

								Accumulated
					Additional	Non		Other	Total
	Common Stock		Preferred Stock		Paid-in	Controlling	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Income	Deficit
Balance at September 30, 2016	267,513,362	267,513	3,000,000	3,000	9,136,631	-48,367	-12,288,586	-	-2,930,078

Common stock issued for repayment of convertible note	623,254,614	623,255			-555,867				67,388

Preference Share B issued for Consideration at $0.001 per share			20,000,000	20,000					20,000
Common stock 1:25 split	(886,808,435)	(886,808)			886,808				-
Exchange rate variation									-1
Net Income (Loss)						-25,903	-956,730		-982,633
Balance at September 30, 2017	3,959,541	3,960	23,000,000	23,000	9,467,573	-74,541	-13,245,316	-	-3,825,324

Common stock issued for repayment of convertible note	439,395,000	439,395			-120,056				319,339
Class B Preferred stock issued for repayment of back salary (29.11.16) adjustment					145,000				145,000
Write back accruals					350,000				350,000
Exchange rate variation
Net Income (Loss)						-31,388	45,589		14,201
Balance at September 30, 2018	443,354,541	443,355	23,000,000	23,000	9,842,517	-105,929	-13,199,727	-	-2,996,784

“See notes to financial statements”

KIBUSH CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended September 30,

	2018	2017
Net revenues	$81,042	$75,664
Cost of sales	(163,001)	(104,219)
Gross profit	(81,959)	(28,555)

Operating expenses:
Research and development	-	-
General and administrative	393,910	637,348
Total operating expenses	393,910	637,348
Loss from operations	(475,869)	(665,903)

Other income (expense):
Interest income	-	-
Interest expense	(116,080)	(189,998)
Other income	-	134,005
Change in fair value of derivative liabilities	606,150	(260,737)
Total other expense, net	490,070	(316,730)
Loss before provision for income taxes	14,201	(982,633)
Provision for income taxes	-	-
Net loss from Operations	$14,201	$(982,663)
Less: Loss attributable to non-controlling interest	31,388	25,903
Gain/Loss from discontinued operations	-	-
Less Net loss from discontinued operations	-	-
Net loss attributable to Holding Company	45,589	(956,730)

Operating Basic and diluted loss per common share	$(0.00)	$(0.01)
Discontinued Operating basic and diluted loss per common share	$(0.00)	$(0.00)
Weighted average common shares outstanding basic and diluted	233,177,226	148,736,452

“See notes to financial statements”

KIBUSH CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended September 30,

	2018	2017
Operating Activities:
Net loss	$45,589	$(956,731)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	16,618	20,425
Amortization of debt discount	-	62,200
Discontinued operations	-	-
Gain/Loss from discontinued operations	-	-
Change in fair value of derivative instruments	(606,150)	260,737
Stock based payments
Changes in operating assets and liabilities:
Prepaid expenses and other assets
Others asset	-	-
Inventory Raw Materials	-	-
Accounts receivable	19,922	(25,703)
Accounts payable	-	-
Accrued expenses	149,225	321,775
Accrued interest	116,080	104,414
Deposits	-	-
Net cash used in operating activities	(258,716)	(212,883)

Investing Activities:
Goodwill on Consolidation	-	-
Paradise Gardens	-	(1,812)
Purchase of property and equipment	(3,153)	(22,914)
Net cash used in investing activities	(3,153)	(24,276)
Financing Activities:
Proceeds from issuance of convertible debt, net of debt discounts	-	-
Repayment of loan from related party	-	-
Proceeds from related party loans, net of debt discounts	288,468	315,306
Net cash provided by financing activities	288,468	315,306
Effective of exchange rates on cash	(30,228)	(72,135)
Net change in cash	(3,629)	5,563
Cash, beginning of year	5,784	221
Cash, end of year	$2,155	$5,784

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at September 30, 2017, the Company has an accumulated deficit of $13,245,316 and $13,199,727 as of September 30, 2018, and has not earned sufficient revenues to cover operating costs since inception and has a working capital deficit. The Company intends to fund its logging operatons through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year.

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

In applying the Black-Scholes valuation model, the Company used the following assumptions during the year ended September 30, 2018:

For the year ended
September 30, 2018
Annual dividend yield	-
Expected life (years)	0.50 – 1.00
Risk-free interest rate	1.7%
Expected volatility	55%

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

The following table presents the Company’s embedded conversion features of its convertible debt measured at fair value on a recurring basis as of September 30, 2017, and as of September 30, 2018:

	Carry Value at	Carry Value at
	September 30, 2018	September 30, 2017

Derivative liabilities:
Embedded conversion features - notes	$726,871	$1,333,021

Total derivative liability	$726,871	$1,333,021

	For the year ended	For the year ended
	September 30, 2017	September 30, 2017

Change in fair value included in other income (expense), net	606,150	-260,737

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs:

	For the year ended	For the year ended
	September 30, 2018	September 30, 2017

Embedded Conversion Features - Notes:
Balance at beginning of year	$1,333,021	$986,700
Change in derivative liabilities	$(1,212,300)	$607,058
Net change in fair value included in net loss	606,150	-260,737
Ending balance	$726,871	$1,333,021

The Company re-measures the fair values of all its derivative liabilities as of each period end and records the net aggregate gain/loss due to the change in the fair value of the derivative liabilities as a component of other expense, net in the accompanying consolidated statement of operations. During the years ended September 30, 2018 and 2017, the Company recorded a net increase (decrease) to the fair value of derivative liabilities balance of $ 606,150 and $ (260,737), respectively.

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

Research and Development

Research and development costs are recognized as an expense in the period in which they are incurred. The Company incurred no research and development costs for the years ended September 30, 2018 and 2017, respectively.

Recent Accounting Pronouncements

In October 2018, FASB issued Accounting Standards Update 2018-16, Derivaties and Hedging (Topic 805): Inclusion of the Secured Overnight Financing Rate (SOFR) Overight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. The ASU amends ASC 815 to add the OIS rate based on the SOFR as a fifth US benchmark interest rate. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In October 2018, FASB issued Accounting Standards Update 2018-17: Consolidation (Topic 810): Targeted Improvements to Related Party Guidance for Variable Interest Entities. This standard expands the application of a specific private company accounting alternative related to VIEs and changes the guidance for determining whether a decision-making fee is a variable interest. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In November 2018, FASB issued Accounting Standards Update 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. The ASU amends ASC 808 to clarify ASC 606 should apply in entirety to certain transactions between collaborative arrangement participants. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In November 2018, FASB issued Accounting Standards Update 2018-19, Codification Improvements to Topic 326, Financial Instruments—Credit Losses. The ASU changes the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Thus, the effective date for such entities’ annual financial statements is now aligned with that for these interim financial statements. We are currently evaluating the impact that the standard will have on our consolidated financial statements and related disclosures.

In December 2018, FASB issued Accounting Standards Update 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors. The amendments are designed to make lessors adoption of the new leases standard easier such as accounting policy election on sales tax, exclude variable payments for all lessor costs, and clarification on lessor costs. We are currently evaluating the impact that the standard will have on our consolidated financial statements and related disclosures.

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

NOTE 4 – PROPERTY AND EQUIPMENT

	September 30, 2018	September 30, 2017

Plant Equipment	65,869	58,363
Motor Vehicle	111,585	111,585
	177,454	169,948
Less accumulated depreciation	-64,842	-47,792
	$112,612	$122,156

Depreciation expense was approximately $16,618 for the year ended September 30, 2018 and $20,425 for the year ended September 30, 2017.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

	September 30, 2018
	Note Face Amount	Debt Discount	Net Amount of Note

2011 Note	$22,166	$-	$22,166
2012 Note	48,000	-	48,000
2013 Note	12,000	-	12,000
2014 Note	9,000	-	9,000
2016 Note	-	-	-
2016 Note	-	-	-
2017 Note	-	-	-
Total	$91,166	$-	$91,166

	September 30, 2017
	Note Face Amount	Debt Discount	Net Amount of Note

2011 Note	$22,166	$-	$22,166
2012 Note	48,000	-	48,000
2013 Note	12,000	-	12,000
2014 Note	9,000	-	9,000
2016 Note	-	-	-
2016 Note	25,000	-	25,000
2016 Note	12,300	-	12,300
Total	$128,466	$-	$128,466

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of September 30, 2018, is $22,166. As of September 30, 2018, the note has been discounted by $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of September 30, 2018, is $48,000. As of September 30, 2018, the note has been discounted by $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of September 30, 2018, is $12,000. As of September 30, 2018, the note has been discounted by $0.

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

The Company established a debt discount of $100,000, representing the value of the embedded conversion feature inherent in the convertible debt and warrant, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2014, the Company recorded amortization of the debt discount of $19,566. The balance of the debt discount was $80,434 at September 30, 2014. For the year ended September 30, 2018, the Company recorded amortization of the debt discount of $0. The balance of the debt discount was $0 at September 30, 2018. The face amount of the outstanding note as of September 30, 2018, is $9,000.

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

On August 11, 2016, the Company restructured a portion a Convertible Promissory Note issued on January 5, 2016 in conjunction with an assignment of that Note. The restructured Note was a 9.00% Convertible Promissory Note due August 11, 2017 with a principal amount of $30,000. Interest on the 2016 Note is accrued annually effective from September 1, 2016 forward. This Note was unsecured and repayable on demand. The 2016 Note is senior in right to all existing and future indebtedness which is subordinated by its terms and at the option of the Lender, the principal along with any accrued interest may be converted in whole or part into Common Stock at a price of $0.001. The face amount of the outstanding note as of September 30, 2018, is $0. As of September 30, 2018, the note has been discounted by $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of September 30, 2018, is $0. As of September 30, 2018, the note has been discounted by $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of September 30, 2018, is $0. As of September 30, 2018, the note has been discounted by $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of September 30, 2018, is $0. As of September 30, 2018, the note has been discounted by $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of September 30, 2018, is $0. As of September 30, 2018, the note has been discounted by $0.

NOTE 6 – LOAN FROM RELATED PARTY

Convertible Notes Issued to the President and Director of Kibush Capital Corporation:

	September 30, 2017
	Note face amount	Debt Discount	Net Amount of note

Loan from related party	$1,417,065	$0	$1,417,065

Total	$1,417,065	$0	$1,417,065

	September 30, 2018
	Note face amount	Debt Discount	Net Amount of note

Loan from related party	$1,737,566	$0	$1,737,566

Total	$1,737,566	$0	$1,737,566

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

The embedded conversion feature of the March 2014 Notes was recorded as derivative liabilities in accordance with relevant accounting guidance due to the variable conversion price of the March 2014 Notes. The fair value on the grant date of the embedded conversion feature of the convertible debt was $305,039 as computed using the Black-Scholes option pricing model. The fair value was $165,542 for the year ended September 30, 2018.

The Company established a debt discount of $157,500, representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2014, the Company recorded amortization of the debt discount of $78,966. The balance of the debt discount was $78,534 at September 30, 2014. As of September 30, 2018, the balance of the debt discount was $0.

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

The embedded conversion feature of the June 2014 Note was recorded as derivative liabilities in accordance with relevant accounting guidance due to the variable conversion price of the June 2014 Note. The fair value on the grant date of the embedded conversion feature of the convertible debt was $213,207 as computed using the Black-Scholes option pricing model. The fair value was $116,395 for the year ended September 30, 2018.

The Company established a debt discount of $110,741 representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2014, the Company recorded amortization of the debt discount of $27,913. The balance of the debt discount was $82,828 at September 30, 2014. As of September 30, 2018, the balance of the debt discount was $0.

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

The embedded conversion feature of the September 2014 Notes was recorded as derivative liabilities in accordance with relevant accounting guidance due to the variable conversion price of the September 2014 Note. The fair value on the grant date of the embedded conversion feature of the convertible debt was $181,771 as computed using the Black-Scholes option pricing model. The fair value was $103,608 for the year ended September 30, 2018.

The Company established a debt discount of $98,575 representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2014, the Company recorded amortization of the debt discount of $0. The balance of the debt discount was $98,575 at September 30, 2014. As of September 30, 2018, the balance of the debt discount was $0.

As of September 30, 2014, and 2013, cumulative interest of $96,579 and $0 respectively, has been accrued on these notes.

The Company established a debt discount of $61,273 representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2018, the Company recorded amortization of the debt discount of $0. The balance of the debt discount was $0 at September 30, 2018.

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

Preferred Stock

Preferred stock includes 50,000,000 shares authorized at $0.001 par value, of which 10,000,000 have been designated Series A and 5,000,000 designated as Series B. A total of 3,000,000 shares of Series A preferred stock are issued and outstanding as of September 30, 2017, and September 30, 2018. A total of 20,000,000 shares of Series B preferred stock were outstanding as of September 30, 2018.  No shares of Series B preferred stock were outstanding as of September 30, 2018.

NOTE 8 – INCOME TAXES

The provision/(benefit) for income taxes for the year ended September 30, 2018 and 2017 was as follows (assuming a 15% effective tax rate)

	September 30, 2018	September 30, 2017
Current Tax Provision
Federal-
Taxable Income	-	-
Total current tax provisions	-	-
	$-	$-

Deferred Tax Provision
Federal-
Loss carry forwards	$6,838	$143,510
Change in valuation allowance	$6,838	$143,510
Total deferred tax provisions	$-	$-

As of September 30, 2018, the Company had approximately $13,199,727 in tax loss carry forwards that can be utilized future periods to reduce taxable income, and the carry forward incurred for the year ended September 30, 2018 will expire by the year 2035.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Corporation are subject to examination by the IRS, generally for three years after they are filed.

NOTE 9 – RELATED PARTY TRANSACTIONS

Details of transactions between the Corporation and related parties are disclosed below.

The following transactions were carried out with related parties:

	September 30, 2018	September 30, 2017

Loan from related party	$1,737,566	$1,417,065
Convertible Loans (B)	$91,166	$128,466
Total	$1,828,732	$1,545,531

(a) From time to time, the president and stockholder of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

(b) See Note 6 for details of Convertible notes.

NOTE 10 – BUSINESS COMBINATIONS

Set out below are the controlled and non-controlled members of the group as of September 30, 2018, which, in the opinion of the directors, are material to the group. The subsidiaries as listed below have share capital consisting solely of ordinary shares, which are held directly by the Company; the country of incorporation is also their principal place of business.

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

Management is unable to verify the stocktake and valuation at year end. Accordingly, for the year ended September 30, 2018, we written down the amounts to zero to accommodate that situation.

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On August 21, 2017, Kibush Capital Corporation (the “Company”) was notified by DLL CPAs, LLC (“Former Auditor”) of its decision to discontinue the performance of public company audit services and of its resignation, effective August 24, 2017, as the Company’s independent registered public accounting firm. DLL CPA’s resignation was accepted by the Company’s Board of Directors.

Our financial statements for the fiscal years ended September 30, 2018, included in this report, have been audited by ShineWing Australia. There have been no disagreements on accounting and financial disclosures with ShineWing Australia through the date of this Form 10-K.

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

As of September 30, 2018, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based upon that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below:

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the year ended September 30, 2018 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Age	Position

Warren Sheppard	60	President, Chief Executive Officer and director

Vincent Appo	50	PNG Operations Manager; Director of Aqua Mining

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

iii)	Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.	Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

ITEM 10.	EXECUTIVE COMPENSATION.

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

Executive Compensation

Name and Principal Position (a)	Year (b)	Salary (US$) (c)	Bonus (US$) (d)	Stock Awards (US$) (e)	Option Awards (US$) (f)	Non-Equity Incentive Plan Compensation (US$) (g)	Nonqualified Deferred Compensation Earnings (US$) (h)	All Other Compensation (US$) (i)	Total (US$) (j)
Warren Sheppard	2018	250,000	0	0	0	0	0	0	250,000
President & CEO	2017	250,000	0	0	0	0	0	0	250,000

Vincent Appo	2018	55,821	0	0	0	0	0	0	55,821
Operations Manager & Director of Aqua Mining	2017	57,457	0	0	0	0	0	0	57,457

(1)

Mr. Sheppard was appointed president and CEO on May 20, 2013. Mr. Sheppard earned a salary of $250,000 during the fiscal years ended September 30, 2018 and September 30, 2017. Mr. Sheppard earned no bonuses during the fiscal year ended September 30, 2018 and earned no bonuses during the year ended September 30, 2017. The Company did not have the ability to pay Mr. Sheppard’s earnings in during the fiscal year so those earnings were accrued as a liability of the Company. Mr. Sheppard’s base compensation for the fiscal years ended September 30, 2018 and 2017 may be converted into shares, but such shares have not been issued. Mr. Sheppard has not waived his rights to these shares.

(2)	Mr. Appo was appointed as operations manager on January 1, 2014 and became director of Aqua Mining on May 26, 2014. Mr. Appo earned a salary of $55,821 (156,000 PGK) during fiscal year 2018 and $57,457 (182,000 PGK) during fiscal year 2017.

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

Other Executive Officers

During 2018, no employment contracts were entered into with any officers.

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

Outstanding Equity Awards

Our officers and directors do not have unexercised options, stock that has not vested, or equity awards. There were no outstanding equity awards to our named executive officers at September 30, 2018.

Compensation of Directors

Directors’ Compensation

Name (a)	Fees Earned or Paid in Cash (US$) (b)	Stock Awards (US$) (c)	Option Awards (US$) (d)	Non-Equity Incentive Plan Compensation (US$) (e)	Deferred Compensation Earnings (US$) (f)	All Other Compensation (US$) (g)	Total (US$) (h)
Warren Sheppard	0	0	0	0	0	0	0

The persons who served as members of our board of directors, including executive officers did not receive any compensation for services as a director for 2018.

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

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table lists, as of February 8, 2019: (i) each person or entity known to us to be the beneficial owner of more than 5% of our outstanding common stock or preferred stock; (ii) each of our named executive officers and directors; and (iii) all executive officers and directors as a group. Information relating to beneficial ownership of the Company’s stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 184,354,541 shares of common stock issued and outstanding as of February 8, 2019 and 23,000,000 shares of our preferred stock issued and outstanding as of the same date.

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

(2) More Superannuation Fund (“More”) is controlled by Warren Sheppard. More owns all of the 3,000,000 shares of Series A Preferred Stock issued and oustanding as well as 1,327 shares of Common Stock. More controls 60,298,503 votes, 298,503 from common stock and 60,000,000 from its preferred stock which votes with common stock at 20:1.

(3) Warren Sheppard directly owns 150,013,343 shares of Common Stock. Mr. Sheppard holds in notes that are convertible in to 1,510,630,000 shares of common stock based upon the February 14, 2018 closing price, but those shares are excluded from this calculation as they could not be converted into common stock at this time due to the current number of authorized shares. In addition, Mr. Sheppard controls Five Arrows Limited and More Superannuation Fund through which he indirectly owns an additional 285,775 shares of common stock. Therefore, Mr. Sheppard’s total beneficial ownership of the Company’s common stock is 150,299,118 shares. In addition to Mr. Sheppard’s ownership of commmon stock, he owns 20,000,0000 shares of Class B Preferred Stock directly and 3,000,000 shares of Class A Preferred Stock indirectly. Class A Preferred votes with common stock at a ratio of 20 to 1 and Class B Preferrred votes with common stock at a ratio of 100 to 1. Including the voting power provided in through the Company’s Preferred Stock, Mr. Sheppard holds approximately 54.7% of the Company’s voting power. These calculations exclude any shares of common stock to which Mr. Sheppard may earn after September 30, 2017 pursuant to his employment agreement with the Company; should the Company have insufficient funds to pay Mr. Sheppard’s salary, in an amount equal to three times the amount of unpaid base salary and shares in the amount of $150,000 upon the acquisition of a subsidiary or business valued at greater than $1,000,000 as a bonus.

The Company does not have any change-in-control agreements with its executive officer nor know of any arrangements which may result in a change of control of the Company.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Except as described below, there were no transactions with any executive officers, directors, 5% stockholders and their families and affiliates during the fiscal year ended September 30, 2018.

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

The Board of Directors has not established an audit committee and does not have an audit committee financial expert.

ITEM 13.	PRINCIPAL ACCOUNTING FEES AND SERVICES.

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

2018	ShineWing Australia	$0
2017	ShineWing Australia	$0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2018	ShineWing Australia	$0
2017	ShineWing Australia	$0

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2018	ShineWing Australia	$0
2017	ShineWing Australia	$0

(5)	As a smaller reporting company, we do not have an audit committee. Warren Sheppard, our sole director, approves all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)	The percentage of hours expended on the principal accountants engagement to audit our consolidated financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountants full time, permanent employees, to the best of our knowledge, was 0%.

PART IV.

ITEM 14.	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES.

The following is a complete list of exhibits filed as part of this annual report:

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation, as amended	Form 10/A	8/05/15	3.1 – 3.6

3.2	Bylaws	Form 10/A	8/05/15	3.7

4.1	Certificate of Designation, dated April 19, 2011	Form 10/A	8/05/15	4.1

4.2	Certificate of Designation, dated November 22, 2016	10-K	17/11/16	4.1

10.1	Management Agreement for Paradise Gardens (PNG)	10-Q	8/20/15	10.1

14.1	Code of Ethics				X

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer				X

101. INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension – Schema

101.CAL	XBRL Taxonomy Extension – Calculations

101.DEF	XBRL Taxonomy Extension – Definitions

101.LAB	XBRL Taxonomy Extension – Labels

101.PRE	XBRL Taxonomy Extension – Presentation

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 11th day of February 2019.

KIBUSH CAPITAL CORPORATION

BY:	/s/ WARREN SHEPPARD
Warren Sheppard
President and Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signature	Title	Date

/s/ WARREN SHEPPARD	President, Chief Executive Officer, Chief Financial Officer and Director	February 11, 2019
Warren Sheppard