Form 10-Q
period 2018-12-31
Kibush Capital Corp
filed 2019-02-22
CIK 1614466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2018

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of February 13, 2019, there were 293,024,533 shares of the registrant’s common stock outstanding and 23,000,000 shares of the registrant’s preferred stock.

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

December 31, 2018

C O N T E N T S

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Quarter ended December 31, 2018	Quarter ended December 31, 2017
Net revenues	$50,167	$29,979
Cost of sales	-42,509	-41,484
Gross profit	7,658	-11,505

Operating expenses:
General and administrative
General and administrative	100,904	126,198
Total operating expenses	100,904	126,198
Profit/Loss from operations	-93,246	-137,703

Other income (expense):
Interest income	-	-
Amortisation of Debt Discount	-	-
Interest expense	-25,345	-25,267
Other income	-	-
Change in fair value of derivative liabilities	22,100	159,185
Total other expense, net	-3,245	133,918
Profit/Loss before provision for income taxes	-96,491	-3,785
Provision for income taxes	-	-
Net profit/loss from operations	-96,491	-3,785
Less: Loss attributable to non-controlling interest	3,066	7,297
Net profit/loss attributable to Holding Company	$-93,425	$-3,512

Basic and diluted loss per common share	$0.00	$0.00
Weighted average common shares outstanding
basic and diluted	233,177,226	117,157,041

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2018	September 30, 2018
ASSETS
Current assets:
Cash	$2,112	$2,155
Trade Debtors	18,877	5,781
Total current assets	20,989	7,936

Property and equipment, net	109,170	112,612
Other assets	49,796	50,171
Total assets	$179,955	$170,718

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses	692,705	611,899
Convertible notes payable	91,166	91,166
Loan from related party	1,784,587	1,737,566
Derivative liabilities	704,771	726,871
Total current liabilities	3,273,229	3,167,502

Stockholders’ deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; 23,000,000 shares issued and outstanding at December 31, 2018 and 23,000,000 shares issued and outstanding at September 30, 2018	23,000	23,000
Common stock, $0.001 par value; 500,000,000 shares authorized at December 31, 2018 and September 30, 2018; 443,354,541.	443,355	443,355
Additional paid-in capital	9,842,517	9,842,517
Accumulated deficit	-13,293,152	-13,199,727
Total stockholders’ deficit, including non-controlling interest	-2,984,280	-2,890,855
Non-Controlling interest	-108,994	-105,929
Total stockholders’ deficit	-3,093,274	-2,996,784
Total liabilities and stockholders’ deficit	$179,955	$170,718

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	3 months ended December 31, 2018	3 months ended December 31, 2017
Operating Activities:
Net loss	$-93,425	$3,512

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,442	4,323
Change in fair value of derivative instruments	-22,100	-159,185
Changes in operating assets and liabilities:
Others asset	-	-
Accounts receivable	-13,096	-8,527
Accrued expenses	62,500	62,500
Accrued interest	25,345	25,267
Deposits	-	-
Net cash used in operating activities	-37,334	-72,110

Investing Activities:
Purchase of property and equipment	-	-
Net cash used in investing activities	-	-
Financing Activities:
Proceeds from related party loans, net of debt discounts	37,293	70,566
Effective of exchange rates on cash	-1	-114
Net cash provided by financing activities	37,292	70,452
Net change in cash	-43	-1,658
Cash, beginning of period	2,155	5,784
Cash, end of period	$2,112	$4,126

KIBUSH CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

for the period SEPTEMBER 30, 2018, December 31, 2018, (Unaudited)

	Common Stock		Preferred Stock		Paid In	Non Controlling	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Income	Deficit
Balance at September 30, 2017	3,959,541	3,960	23,000,000	23,000	9,467,573	-74,541	-13,245,316	-	-3,825,324

Common stock issued for repayment of convertible note	439,395,000	439,395	-	-	-120,056	-	-	-	319,339

Class B Preferred stock issued for repayment of back salary (29.11.16) adjustment	-	-	-	-	145,000	-	-	-	145,000
Write back accruals	-	-	-	-	350,000	-	-	-	350,000
Exchange rate variation	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-31,388	45,589	-	14,201

Balance at September 30, 2018	443,354,541	443,355	23,000,000	23,000	9,842,517	-105,929	-13,199,727	-	-2,996,784

Exchange rate variation	-	-	-	-	-	1		-	1
Net loss	-	-	-	-	-	-3,066	-93,425	-	-96,491

Balance at December 31, 2018	443,354,541	443,355	23,000,000	23,000	9,842,517	-108,994	-13,293,152	-	-3,093,274

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

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended September 30, 2018.

Change in Fiscal Year End

The Company’s fiscal year end is from October 1 to September 30 of each year.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at December 31, 2018, the Company has an accumulated deficit of $13,293,152 and $13,199,727 as of September 30, 2018 and has not earned sufficient revenues to cover operating costs since inception and has a working capital deficit. The Company intends to fund its mining exploration through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year.

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

In applying the Black-Scholes valuation model, the Company used the following assumptions during the period ended December 31, 2018:

For the period ended December 31, 2018
Annual dividend yield	-
Expected life (years)	0.50 – 1.00
Risk-free interest rate	1.7%
Expected volatility	32%

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

The following table presents the Company’s embedded conversion features of its convertible debt measured at fair value on a recurring basis as of December 31, 2018, and as of September 30, 2018:

	Carry Value at
	December 31, 2018	September 30, 2018
Derivative liabilities:
Embedded conversion features - notes	$704,771	$726,871
Total derivative liability	$704,771	$726,871

	December 31, 2018	September 30, 2018
Change in fair value included in other income (expense), net	22,100	606,150

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs:

	For the three months ended	For the year ended
	December 31, 2018	September 30, 2018
Embedded Conversion
Features - Notes:
Balance at beginning of year	$726,871	$1,333,021
Change in derivative liabilities	$-44,200	$-1,212,300
Net change in fair value included in net loss	22,100	606,150
Ending balance	$704,771	$726,871

The Company re-measures the fair values of all its derivative liabilities as of each period end and records the net aggregate gain/loss due to the change in the fair value of the derivative liabilities as a component of other expense, net in the accompanying consolidated statement of operations. During the years ended September 30, 2018 and the 3 months ended December 31, 2018, the Company recorded a net increase (decrease) to the fair value of derivative liabilities balance of $ 606,150 and $ 22,100, respectively.

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

Research and Development

Research and development costs are recognized as an expense in the period in which they are incurred. The Company incurred no research and development costs for the quarter ended December 31, 2018.

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

NOTE 4 – PROPERTY AND EQUIPMENT

	December 31, 2018	September 30, 2018

Plant Equipment	65,869	65,869
Motor Vehicle	111,585	111,585
	177,454	177,454
Less accumulated depreciation	-68,284	-64,842
	$109,170	$112,612

Depreciation expense was approximately $16,618 for the year ended September 30, 2018 and $3,442 for the 3 months ended December 31, 2018.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

	December 31, 2018
	Note face amount	Debt Discount	Net Amount of Note
2011 Note	$22,166	$-	$22,166
2012 Note	48,000	-	48,000
2013 Note	12,000	-	12,000
2014 Note	9,000	-	9,000
2016 Note	-	-	-
2017 Note	-	-	-
Total	$91,166	$-	$91,166

	September 30, 2018
	Note face amount	Debt Discount	Net Amount of Note
2011 Note	$22,166	$-	$22,166
2012 Note	48,000	-	48,000
2013 Note	12,000	-	12,000
2014 Note	9,000	-	9,000
2016 Note	-	-	-
2017 Note	-	-	-
Total	$91,166	$-	$91,166

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of December 31, 2018, is $22,166.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of December 31, 2018, is $48,000.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of December 31, 2018, is $12,000.

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

The Company established a debt discount of $100,000, representing the value of the embedded conversion feature inherent in the convertible debt and warrant, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2014, the Company recorded amortization of the debt discount of $19,566. The balance of the debt discount was $80,434 at September 30, 2014. For the quarter ended December 31, 2018, the Company recorded amortization of the debt discount of $0. The balance of the debt discount was $0 at December 31, 2018. The face amount of the outstanding note as of December 31, 2018, is $9,000.

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

On August 11, 2016, the Company restructured a portion a Convertible Promissory Note issued on January 5, 2016 in conjunction with an assignment of that Note. The restructured Note was a 9.00% Convertible Promissory Note due August 11, 2017 with a principal amount of $30,000. Interest on the 2016 Note is accrued annually effective from September 1, 2016 forward. This Note was unsecured and repayable on demand. The 2016 Note is senior in right to all existing and future indebtedness which is subordinated by its terms and at the option of the Lender, the principal along with any accrued interest may be converted in whole or part into Common Stock at a price of $0.001. The face amount of the outstanding note as of December 31, 2018, is $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of December 31, 2018, is $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of December 31, 2018, is $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of December 31, 2018, is $0. As of December 31, 2018, the note has been discounted by $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of December 31, 2018, is $0. As of December 31, 2018, the note has been discounted by $0.

NOTE 6 – LOAN FROM RELATED PARTY

Convertible Notes Issued to the President and Director of Kibush Capital Corporation:

	December 31, 2018
	Note face amount	Debt Discount	Net Amount of note

Loan from related party	$1,784,587	$0	$1,784,587

Total	$1,784,587	$0	$1,784,587

	September 30, 2018
	Note face amount	Debt Discount	Net Amount of note

Loan from related party	$1,737,566	$0	$1,737,566

Total	$1,737,566	$0	$1,737,566

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

Preferred Stock

Preferred stock includes 50,000,000 shares authorized at $0.001 par value, of which 10,000,000 have been designated Series A and 5,000,000 designated as Series B. A total of 3,000,000 shares of Series A preferred stock are issued and outstanding as of December 31, 2018, and September 30, 2018. A total of 20,000,000 shares of Series B preferred stock were outstanding as of December 31, 2018.

NOTE 8 – INCOME TAXES

The provision/(benefit) for income taxes for the 3 months ended December 31, 2018 and the year ended September 30, 2018 was as follows (assuming a 15% effective tax rate).

	3 months ended December 2018	September 30, 2018

Current Tax Provision
Federal-
Taxable Income	-	-
Total current tax provisions	-	-
$-

Deferred Tax Provision
Federal-
Loss carry forwards	$-	$6,838
Change in valuation allowance	$-	$6,838
Total deferred tax provisions	$-	$-

As of September 30, 2018, the Company had approximately $13,199,727 in tax loss carry forwards that can be utilized future periods to reduce taxable income, and the carry forward incurred for the year ended September 30, 2018 will expire by the year 2035.

As of December 31, 2018, the Company had approximately $13,293,152 in tax loss carry forwards that can be utilized future periods to reduce taxable income, and the carry forward incurred for the year ended September 30, 2019 will expire by the year 2036.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Corporation are subject to examination by the IRS, generally for three years after they are filed.

NOTE 9 – RELATED PARTY TRANSACTIONS

Details of transactions between the Corporation and related parties are disclosed below.

The following transactions were carried out with related parties:

	December 31, 2018	September 30, 2018

Loan from related party	$1,784,587	$1,737,566
Convertible Loans (B)	$91,166	$91,166
Total	$1,875,753	$1,828,732

(a) From time to time, the president and stockholder of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

(b) See Note 6 for details of Convertible notes.

NOTE 10 – BUSINESS COMBINATIONS

Set out below are the controlled and non-controlled members of the group as of December 31, 2018, which, in the opinion of the directors, are material to the group. The subsidiaries as listed below have share capital consisting solely of ordinary shares, which are held directly by the Company; the country of incorporation is also their principal place of business.

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

Management is unable to verify the stocktake and valuation at year end. Accordingly, for the year ended September 30, 2018, and for the 3 months ended December 31, 2018 we written down the amounts to zero to accommodate that situation.

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

Results of Operations

Three Months Ended December 31, 2018 Compared to Three Months Ended December 31, 2017

During the three months ended December 31, 2018, we recognized $50,167 in revenue. We recognized $29,979 revenue during the three months ended December 31, 2017. The increase in revenue is attributable to the success of our timber operations and mineral exploration activities.

We had a net loss for the three months ended December 31, 2018, of $93,425 and a net profit of $3,512 for the three months ended December 31, 2017. The loss for the period ended December 31, 2018 was more than the profit which occurred during the same period in 2017. Our general and administrative expenses did decrease by $24,269 for the period ended December 31, 2018, as compared to the period ended December 31, 2017.

Liquidity and Capital Resources

As of December 31, 2018, the Company had only $2,112 cash or cash equivalents on hand. However, as of that date, we had total current assets of $20,989 and total current liabilities of $3,273,229 resulting in a working capital deficit of $3,252,240. As of December 31, 2017, the Company had total current assets of $12,653 and total current liabilities of $3,742,887 resulting in a working capital deficit of $3,730,234. The decrease in working capital deficit arose mainly due to decrease in loans owing to related parties, who provided advances to the Company for working capital purposes. The Company intends to fund its exploration through the revenues from the logging activities and the sale of its equity securities. However, there can be no assurance that the Company will be successful doing so. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

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

We had no Off-Balance Sheet arrangements during the quarter ended December 31, 2018.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 22nd day of February 2019.

KIBUSH CAPITAL CORP.

BY:	/s/ WARREN SHEPPARD
Warren Sheppard
President, Chief Executive Officer, Chief Financial and Director