Form 10-K
period 2019-09-30
Kibush Capital Corp
filed 2020-03-16
CIK 1614466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE YEAR ENDED SEPTEMBER 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES [  ] NO [X]

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of September 30, 2019: $175,814 (based upon 293,024,533 shares of non-affiliate stock)

As of March 12, 2020, there were 443,354,541 shares of the registrant’s common stock outstanding.

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

On May 26, 2014, we became an initial subscriber to Aqua Mining Limited, a Papua New Guinea limited company (“Aqua Mining”) resulting in a 49% interest, subsequently increasing to 90%. For the fiscal year ended September 30, 2018, Aqua Mining had revenues of $81,042, $118,424 in assets and $1,177,679 in liabilities, of which $1,090,938 are loans from Kibush Corp. For the fiscal year ended September 30, 2019, Aqua Mining had revenues of $178,768, $142,510 in assets and $1,372,442 in liabilities, of which $1,285,245 are loans from Kibush Corp.

The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”).

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any significant revenues from our current business. In addition, we have sustained losses for the past two years and have a negative working capital at September 30, 2019. We must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to continue our mining exploration activities and business development.

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

As of March 12, 20120, the Company has 28 full time employees.

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

ITEM 3.	LEGAL PROCEEDINGS.

We are not presently a party to any litigation.

PART II

ITEM 4.	MARKET PRICE FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Fiscal Year – 2019	High Bid	Low Bid
Fourth Quarter: 7/1/19 to 9/30/19	0.0006	0.0006
Third Quarter: 4/1/19 to 6/30/19	0.0007	0.0005
Second Quarter: 1/1/19 to 3/31/19	0.0015	0.001
First Quarter: 10/1/18 to 12/31/18	0.0029	0.0016

Fiscal Year – 2018	High Bid	Low Bid
Fourth Quarter: 7/1/18 to 9/30/18	0.0006	0.0006
Third Quarter: 4/1/18 to 6/30/18	0.0007	0.0005
Second Quarter: 1/1/18 to 3/31/18	0.0015	0.001
First Quarter: 10/1/17 to 12/31/17	0.0029	0.0016

Our shares of common stock are traded on the OTC Pink operated by the OTC Markets Group, Inc., under the symbol “DLCR”. The shares trading of our common stock began on August 1, 2013.

Holders

As of March 12, 2020, we had 202 stockholders of record.

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

On March 12, 2020 the closing bid price of our common stock on the OTC pink sheets quotation system was $0.0006 per share.

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

As of March 12, 2020, there are 293,024,533 shares of the Company’s common stock issued and outstanding.

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

Results of Operations

For the year ended September 30, 2019 and September 30, 2018

Revenues

The Company had $178,768 in revenue for the year ended September 30, 2019 and $81,042 for the year ended September 30, 2018. The increase in revenue of $97,726 is attributable to the sale of timber.

Operating expenses

The Company had operating expenses of $499,818 for the year ended September 30, 2019 consisting of general and administrative expenses, as compared with operating expenses of $393,910 for the year ended September 30, 2018 consisting of general and administrative expenses. The increase of $105,908 was attributable to the Company focusing primarily on its Logging Operations.

Net Loss

The Company had a net operating loss of $528,643 for the year ended September 30, 2019 compared with a net operating profit of $45,589 for the year ended September 30, 2018. The decrease of $574,232 was primarily attributable to the improved revenues from the logging operations and a decrease in derivative financing expense.

Operating Activities

Net cash used in operating activities was $162,240 for the year ended September 30, 2019 compared to net cash used in operating activities of $258,716 for the year ended September 30, 2018. The decrease of $96,476 was a result improved revenue from the logging operations and an increase in expenditure.

Investing Activities

Net cash used in investing activities was ($23,453) for the year ended September 30, 2019 compared to ($3,153) for the year ended September 30, 2018. This increase resulted from the acquisition of Plant and Equipment for the logging operations.

Financing Activities

Net cash provided by financing activities was $217,749 for the year ended September 30, 2019 compared to $288,468 for the year ended September 30, 2018. The decrease of $70,719 was mainly due to a decrease in the cost of derivative financing.

Liquidity and Capital Resources

As of September 30, 2019, the Company had total current assets of $18,153 and total current liabilities of $3,738,873 resulting in a working capital deficit of $3,720,720. As of September 30, 2018, the Company had total current assets of $7,935 and total current liabilities of $3,167,502 resulting in a working capital deficit of $3,159,567. The decrease in working capital deficit arose mainly due to increase in loans owing to related parties, who provided advances to the Company for working capital purposes. The Company had cash as of September 30, 2019 of $2,224. The Company intends to fund its exploration through the revenues from the logging activities and the sale of its equity securities. However, there can be no assurance that the Company will be successful doing so. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. We currently believe that the Company will need approximately $500,000 over the next 12 months to implement our desired expansion of logging activities.

Going Concern

The Company is in the development stage and has insufficient revenues to cover its operating costs. As of September 30, 2019, the Company had an accumulated deficit of $13,728,369 and a working capital deficiency and insufficient cash resources to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan for our continued existence includes selling additional stock through private placements and borrowing additional funds to pay overhead expenses while maintaining marketing efforts to raise our sales volume. Our future success is dependent upon our ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. There is no assurance that we will be able to generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue as a going concern.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of Kibush Capital Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Kibush Capital Corporation and its subsidiaries (the “Company”) as of September 30, 2019, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended, and the related notes and schedules (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company reported a net loss of $514,761, net current asset deficiency with its current liabilities exceeding its current assets by $3,708,202, accumulated deficit of $13,714,493 as of September 30, 2019 from recurring net losses and significant short term debt maturing in less than one year. All these factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Melbourne, Australia

March 16, 2020

KIBUSH CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEET

September 30,

	2019	2018
ASSETS:
CURRENT ASSETS
Cash	$2,224	$2,155
Cash in Transit	-	-
Trade Debtors	15,929	5,780
Inventory – Raw Materials	-	-
Prepaid expenses	-	-
TOTAL CURRENT ASSETS	$18,153	$7,935
Property and equipment, net	126,121	112,612
Investment in unconsolidated Joint Venture/Mining Rights	-	-
OTHER ASSETS	52,106	50,171
TOTAL CURRENT ASSETS AND TOTAL ASSETS	196,380	170,718

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY):
CURRENT LIABILITIES:
Accounts Payable	-	-
Accrued Expenses	960,249	611,899
Wages Payable	2,392	-
Convertible notes payable	91,166	91,166
Loans from Related Parties	1,956,986	1,737,566
Derivative Liabilities	728,080	726,871
TOTAL CURRENT LIABILITIES	$3,738,873	3,167,502

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $0.001 par value; 50,000,000 shares authorized; Series A 3,000,000 shares issued and outstanding at September 30, 2019 and 2018, respectively	$3,000	$3,000
Preferred stock, $0.001 par value; 50,000,000 shares authorized; Series B 20,000,000 shares issued and outstanding at September 30, 2019 and 2018, respectively	20,000	20,000
Common stock, $0.001 par value; 975,000,000 shares authorized at September 30, 2019 and $0.001 par value; 975,000,000 shares authorized at September 30, 2018, respectively	443,355	443,355
Additional paid-in capital	9,842,517	9,842,517
Accumulated Operating deficit	(13,728,369)	(13,199,727)
Total stockholders’ deficit	$(3,419,497)	$(2,890,855)
Non-Controlling interest	$(122,996)	$(105,929)
Total stockholders’ deficit, including non-controlling interest	(3,542,493)	(2,996,784)
Total liabilities and stockholders’ deficit	196,380	170,718

“See notes to financial statements”

KIBUSH CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIENCY)

For the years ended September 30, 2019 and 2018

Kibush Capital Corporation

Condensed Consolidated Statements of Stockholders’ Equity

For The Years Ended September 30, 2019

					Additional	Non		Accumulated Other	Total
	Common Stock		Preferred Stock		Paid-in	Controlling	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Income	Deficit
Balance at September 30, 2017	3,959,541	3,960	23,000,000	23,000	9,467,573	-74,541	-13,245,316	-	-3,825,324

Common stock issued for repayment of convertible note	439,395,000	439,395			-120,056				319,339

Class B Preferred stock issued for repayment of back salary (29.11.16) adjustment					145,000				145,000
Write back accruals					350,000				350,000
Exchange rate variation
Net Income (Loss)						-31,388	45,589		14,201
Balance at September 30, 2018	443,354,541	443,355	23,000,000	23,000	9,842,517	-105,929	-13,199,727	-	-2,996,784

Exchange rate variation							1		1
Net Income (Loss)						-17,067	-528,643		-545,710
Balance at September 30, 2019	443,354,541	443,355	23,000,000	23,000	9,842,517	-122,996	-13,728,369	-	-3,542,493

“See notes to financial statements”

KIBUSH CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended September 30,

	2019	2018
Net revenues	$178,768	$81,042
Cost of sales	(122,899)	(163,001)
Gross profit	55,869	(81,959)

Operating expenses:
Research and development	-	-
General and administrative	499,818	393,910
Total operating expenses	499,818	393,910
Loss from operations	(443,949)	(475,869)

Other income (expense):
Interest income	-	-
Interest expense	(100,552)	(116,080)
Other income	-	-
Change in fair value of derivative liabilities	(1,209)	606,150
Total other expense, net	(101,761)	490,070
Loss before provision for income taxes	(545,710)	14,201
Provision for income taxes	-	-
Net loss from Operations	$(545,710)	$14,201
Less: Loss attributable to non-controlling interest	17,067	31,388
Gain/Loss from discontinued operations	-	-
Less Net loss from discontinued operations	-	-
Net loss attributable to Holding Company	(528,643)	45,589

Operating Basic and diluted loss per common share	$(0.00)	$(0.00)
Discontinued Operating basic and diluted loss per common share	$(0.00)	$(0.00)
Weighted average common shares outstanding basic and diluted	233,177,226	233,177,226

“See notes to financial statements”

KIBUSH CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended September 30,

	2019	2018
Operating Activities:
Net loss	$(528,643)	$45,589

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	13,082	16,618
Amortization of debt discount	-	-
Discontinued operations	-	-
Gain/Loss from discontinued operations	-	-
Change in fair value of derivative instruments	1,209	(606,150)
Stock based payments
Changes in operating assets and liabilities:
Prepaid expenses and other assets
Others asset	-	-
Inventory Raw Materials	-	-
Accounts receivable	(10,958)	19,922
Wages payable	2,392	-
Accrued expenses	260,127	149,225
Accrued interest	100,552	116,080
Deposits	-	-
Net cash used in operating activities	(162,239)	(258,716)

Investing Activities:
Goodwill on Consolidation	-	-
Paradise Gardens	-	-
Purchase of property and equipment	(23,453)	(3,153)
Net cash used in investing activities	(23,453)	(3,153)
Financing Activities:
Proceeds from issuance of convertible debt, net of debt discounts	-	-
Repayment of loan from related party	-	-
Proceeds from related party loans, net of debt discounts	217,749	288,468
Net cash provided by financing activities	217,749	288,468
Effective of exchange rates on cash	(31,988)	(30,228)
Net change in cash	69	3,629
Cash, beginning of year	2,155	5,784
Cash, end of year	$2,224	$2,155

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at September 30, 2018, the Company has an accumulated deficit of $13,199,727 and $13,728,369 as of September 30, 2019, and has not earned sufficient revenues to cover operating costs since inception and has a working capital deficit. The Company intends to fund its logging operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year.

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

In applying the Black-Scholes valuation model, the Company used the following assumptions during the year ended September 30, 2019:

For the year ended
September 30, 2019
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

The following table presents the Company’s embedded conversion features of its convertible debt measured at fair value on a recurring basis as of September 30, 2018, and as of September 30, 2019:

	Carry Value at	Carry Value at
	September 30, 2019	September 30, 2018

Derivative liabilities:
Embedded conversion features - notes	$728,080	$726,871

Total derivative liability	$728,080	$726,871

	For the year ended	For the year ended
	September 30, 2019	September 30, 2018

Change in fair value included in other income (expense), net	-1,209	606,150

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs:

	For the year ended	For the year ended
	September 30, 2019	September 30, 2018
Embedded Conversion
Features - Notes:
Balance at beginning of year	$726,871	$1,333,021
Change in derivative liabilities	$2,418	$(1,212,300)
Net change in fair value included in net loss	-1,209	606,150
Ending balance	$728,080	$726,871

The Company re-measures the fair values of all its derivative liabilities as of each period end and records the net aggregate gain/loss due to the change in the fair value of the derivative liabilities as a component of other expense, net in the accompanying consolidated statement of operations. During the years ended September 30, 2019 and 2018, the Company recorded a net increase (decrease) to the fair value of derivative liabilities balance of $ (1,209) and $ 606,150, respectively.

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

Research and Development

Research and development costs are recognized as an expense in the period in which they are incurred. The Company incurred no research and development costs for the years ended September 30, 2019 and 2018, respectively.

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

NOTE 4 – PROPERTY AND EQUIPMENT

	September 30, 2019	September 30, 2018

Plant Equipment	89,322	65,869
Motor Vehicle	111,585	111,585
	200,907	177,454
Less accumulated depreciation	-74,786	-64,842
	$126,121	$112,612

Depreciation expense was approximately $13,082 for the year ended September 30, 2019 and $16,618 for the year ended September 30, 2018.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

	September 30, 2019
	Note Face Amount	Debt Discount	Net Amount of Note

2011 Note	$22,166	$-	$22,166
2012 Note	48,000	-	48,000
2013 Note	12,000	-	12,000
2014 Note	9,000	-	9,000
2016 Note	-	-	-
2016 Note	-	-	-
2017 Note	-	-	-
Total	$91,166	$-	$91,166

	September 30, 2018
	Note Face Amount	Debt Discount	Net Amount of Note

2011 Note	$22,166	$-	$22,166
2012 Note	48,000	-	48,000
2013 Note	12,000	-	12,000
2014 Note	9,000	-	9,000
2016 Note	-	-	-
2016 Note	-	-	-
2017 Note	-	-	-
Total	$91,166	$-	$91,166

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of September 30, 2019, is $22,166. As of September 30, 2019, the note has been discounted by $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of September 30, 2019, is $48,000. As of September 30, 2019, the note has been discounted by $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of September 30, 2019, is $12,000. As of September 30, 2019, the note has been discounted by $0.

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

The Company established a debt discount of $100,000, representing the value of the embedded conversion feature inherent in the convertible debt and warrant, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2014, the Company recorded amortization of the debt discount of $19,566. The balance of the debt discount was $80,434 at September 30, 2014. For the year ended September 30, 2019, the Company recorded amortization of the debt discount of $0. The balance of the debt discount was $0 at September 30, 2019. The face amount of the outstanding note as of September 30, 2019, is $9,000.

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

On August 11, 2016, the Company restructured a portion a Convertible Promissory Note issued on January 5, 2016 in conjunction with an assignment of that Note. The restructured Note was a 9.00% Convertible Promissory Note due August 11, 2017 with a principal amount of $30,000. Interest on the 2016 Note is accrued annually effective from September 1, 2016 forward. This Note was unsecured and repayable on demand. The 2016 Note is senior in right to all existing and future indebtedness which is subordinated by its terms and at the option of the Lender, the principal along with any accrued interest may be converted in whole or part into Common Stock at a price of $0.001. The face amount of the outstanding note as of September 30, 2019, is $0. As of September 30, 2019, the note has been discounted by $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of September 30, 2019, is $0. As of September 30, 2019, the note has been discounted by $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of September 30, 2019, is $0. As of September 30, 2019, the note has been discounted by $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of September 30, 2019, is $0. As of September 30, 2019, the note has been discounted by $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of September 30, 2019, is $0. As of September 30, 2019, the note has been discounted by $0.

NOTE 6 – LOAN FROM RELATED PARTY

Convertible Notes Issued to the President and Director of Kibush Capital Corporation:

	September 30, 2018
	Note face amount	Debt Discount	Net Amount of note

Loan from related party	$1,737,566	$0	$1,737,566

Total	$1,737,566	$0	$1,737,566

	September 30, 2019
	Note face amount	Debt Discount	Net Amount of note

Loan from related party	$1,956,986	$0	$1,956,986

Total	$1,956,986	$0	$1,956,986

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

The embedded conversion feature of the March 2014 Notes was recorded as derivative liabilities in accordance with relevant accounting guidance due to the variable conversion price of the March 2014 Notes. The fair value on the grant date of the embedded conversion feature of the convertible debt was $305,039 as computed using the Black-Scholes option pricing model. The fair value was $165,819 for the year ended September 30, 2019.

The Company established a debt discount of $157,500, representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2014, the Company recorded amortization of the debt discount of $78,966. The balance of the debt discount was $78,534 at September 30, 2014. As of September 30, 2019, the balance of the debt discount was $0.

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

The embedded conversion feature of the June 2014 Note was recorded as derivative liabilities in accordance with relevant accounting guidance due to the variable conversion price of the June 2014 Note. The fair value on the grant date of the embedded conversion feature of the convertible debt was $213,207 as computed using the Black-Scholes option pricing model. The fair value was $116,591 for the year ended September 30, 2019.

The Company established a debt discount of $110,741 representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2014, the Company recorded amortization of the debt discount of $27,913. The balance of the debt discount was $82,828 at September 30, 2014. As of September 30, 2019, the balance of the debt discount was $0.

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

The embedded conversion feature of the September 2014 Notes was recorded as derivative liabilities in accordance with relevant accounting guidance due to the variable conversion price of the September 2014 Note. The fair value on the grant date of the embedded conversion feature of the convertible debt was $181,771 as computed using the Black-Scholes option pricing model. The fair value was $103,782 for the year ended September 30, 2019.

The Company established a debt discount of $98,575 representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2014, the Company recorded amortization of the debt discount of $0. The balance of the debt discount was $98,575 at September 30, 2014. As of September 30, 2019, the balance of the debt discount was $0.

As of September 30, 2014, and 2013, cumulative interest of $96,579 and $0 respectively, has been accrued on these notes.

The Company established a debt discount of $61,273 representing the value of the embedded conversion feature inherent in the convertible debt, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2019, the Company recorded amortization of the debt discount of $0. The balance of the debt discount was $0 at September 30, 2019.

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

Preferred Stock

Preferred stock includes 50,000,000 shares authorized at $0.001 par value, of which 10,000,000 have been designated Series A and 5,000,000 designated as Series B. A total of 3,000,000 shares of Series A preferred stock are issued and outstanding as of September 30, 2018, and September 30, 2019. A total of 20,000,000 shares of Series B preferred stock were outstanding as of September 30, 2019. No shares of Series B preferred stock were outstanding as of September 30, 2019.

NOTE 8 – INCOME TAXES

The provision/(benefit) for income taxes for the year ended September 30, 2019 and 2018 was as follows (assuming a 15% effective tax rate)

	September 30, 2019	September 30, 2018
Current Tax Provision
Federal-
Taxable Income	-	-
Total current tax provisions	-	-
	$-	$-

Deferred Tax Provision
Federal-
Loss carry forwards	$-	$6,838
Change in valuation allowance	$-	$6,838
Total deferred tax provisions	$-	$-

As of September 30, 2019, the Company had approximately $13,714,488 in tax loss carry forwards that can be utilized future periods to reduce taxable income, and the carry forward incurred for the year ended September 30, 2019 will expire by the year 2035.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Corporation are subject to examination by the IRS, generally for three years after they are filed.

NOTE 9 – RELATED PARTY TRANSACTIONS

Details of transactions between the Corporation and related parties are disclosed below.

The following transactions were carried out with related parties:

	September 30, 2019	September 30, 2018

Loan from related party	$1,956,986	$1,737,566
Convertible Loans (B)	$91,166	$91,166
Total	$2,048,152	$1,828,732

(a) From time to time, the president and stockholder of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

(b) See Note 6 for details of Convertible notes.

NOTE 10 – BUSINESS COMBINATIONS

Set out below are the controlled and non-controlled members of the group as of September 30, 2019, which, in the opinion of the directors, are material to the group. The subsidiaries as listed below have share capital consisting solely of ordinary shares, which are held directly by the Company; the country of incorporation is also their principal place of business.

Name of Entity	Country of Incorporation	Acquisition Date	Voting Equity Interests
Aqua Mining (PNG) Ltd	Papua New Guinea	28-Feb-2014	90%

NOTE 11 – LEGAL PROCEEDINGS

We are not presently a party to any litigation.

NOTE 12 - CONTINGENT LIABILITIES

None.

NOTE 13 – SUBSEQUENT EVENTS

Issued Preference Share B & C

On December 30, 2019, the Board of Directors, with the approval of a majority vote of its shareholders approved the filing of a Certificate of Designation establishing the designations, preferences, limitations and relative rights of the Company’s Series C Preferred Stock (the “Designation” and the “Series C Preferred Stock”). The Board of Directors authorized the issuance of 101 shares of Series C Preferred Stock, upon the Company filing the Certificate of Designation with the Nevada Secretary of State. The terms of the Certificate of Designation of the Series C Preferred Stock, which was filed and approved by the State of Nevada on December 30, 2019, include the right to vote in aggregate, on all shareholder matters as follows:

Each one (1) share of Series C Preferred Stock shall have voting rights equal to (x) 0.019607 multiplied by the total issued and outstanding Common Stock eligible to vote at the time of the respective vote (the “Numerator”), divided by (y) 0.49, minus (z) the Numerator. For the avoidance of doubt, if the total issued and outstanding Common Stock eligible to vote at the time of the respective vote is 443,354,541, the voting rights of one share of the Series C Preferred Stock shall be equal to 9,047,663 (e.g. (0.019607 x 443,354,541) / 0.49) – (0.019607 x 443,354,541) = 9,047,663).

With respect to all matters upon which stockholders are entitled to vote or to which stockholders are entitled to give consent, the holders of the outstanding shares of Series C Preferred Stock shall vote together with the holders of Common Stock without regard to class, except as to those matters on which separate class voting is required by applicable law or the Corporation’s Articles of Incorporation or by-laws.

On January 9, 2020, the Board of Directors, with the approval of a majority vote of the shareholders approved the filing of a Certificate of Amendment of Designation of the Company’s Series B Preferred Stock (“Series B Preferred Stock”). The Board of Directors authorized the increase of authorized shares of the Series B Preferred Stock to 34,999,899 shares by filing the Certificate of Amendment of Designation with the Nevada Secretary of State. The terms of the Certificate of Amendment of Designation of the Series B Preferred Stock, which was filed and approved by the State of Nevada on January 9, 2020 have not otherwise changed as previously filed and disclosed.

Debt Consolidation

On January 16, 2021, the Company entered into a Promissory Note Consolidation Agreement (the “Consolidation Agreement”) with one of its noteholders, Warren Sheppard., as lender (“Mr. Sheppard”). Pursuant to the terms of the Consolidation Agreement, the Company consolidated an aggregate of $1,358,692 of outstanding debt obligations (the “Outstanding Debt”), which included principal and interest, owed to Mr. Sheppard by the Company.

As a consequence of the debt consolidation, the derivative Liabilities associated with option component has been eliminated, therefore, derivative liabilities amounted to 722,732 as of the debt consolidation date are subsequently reversed and charged into profit and losses in January 2020.

Schedule of Outstanding Notes as at January 14th 2020

Promissory Note	Outstanding Principal	Outstanding Interest
David Loren Corporation. 2% Secured Promissory Note issued May 1, 2011 to Hoboken Street Associates, and as assigned to Warren Sheppard on July 3, 2013	22166	3,780
David Loren Corporation. 2% Secured Promissory Note issued January 2, 2012 to Hoboken Street Associates, and as assigned to Warren Sheppard on July 3, 2013	48,000	7,438
David Loren Corporation. 2% Secured Promissory Note issued January 3, 2013 to Hoboken Street Associates, and as assigned to Warren Sheppard on July 3, 2013	12,000	1,618
Kibush Capital Corp. 12.5% Secured Promissory Note issued March 31, 2014 to Warren Sheppard.	157,500	104,815
Kibush Capital Corp. 12.5% Secured Promissory Note issued June 30, 2014 to Warren Sheppard.	110,741	70,384
Kibush Capital Corp. 12.5% Secured Promissory Note issued September 30, 2014 to Warren Sheppard.	98,575	59,670
Kibush Capital Corp. 12.5% Secured Promissory Note issued September 30, 2015 to Warren Sheppard.	316,046	153,387
Kibush Capital Corp. 12.5% Secured Promissory Note issued October 10, 2016 to Warren Sheppard.	155,300	37,272

Total:	920,328	438,364

Upon the assumption by the Company of the Outstanding Debt, the Company and Mr. Sheppard entered into an unsecured promissory note (the “Consolidated Note”), which such Consolidated Note restated the repayment terms and conditions of the Outstanding Debt in full. Pursuant to the terms and conditions of the Consolidated Note, the Outstanding Debt accrues simple interest at 12.5% per year, compounded annually, and the Consolidated Note has a maturity date of January 15, 2022. No regularly scheduled periodic payments of principal or interest are due under the Consolidated Note, and, unless there is an earlier event of default, all outstanding and unpaid principal and interest under the Consolidated Note is due and payable in a single lump sum payment at maturity. The Consolidated Note also removes any common stock conversion features from previous notes. The Company may prepay the Consolidated Note at any time prior to maturity without penalty.

Executive Employment

On February 10, 2020, Kibush Capital Corp., a Nevada corporation (the “Company”) entered into an Employment Agreement (the “Agreement”) with Warren Sheppard (“Mr. Sheppard”) an individual. Pursuant to the terms and conditions of the Agreement, Mr. Sheppard shall continue to serve as the Company’s President, Chief Executive Officer, Chief Financial Officer, Principal Financial Officer and a member of the Board of Directors and shall assume such other positions as reasonably requested by the Board of Directors, commencing on January 1, 2020 for a term of Four (4) years, and shall have the option to be renewed for an additional one (1) year unless earlier terminated. In exchange for his services, Mr. Sheppard shall receive a yearly salary of $24,000.

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

Management is unable to verify the stocktake and valuation at year end. Accordingly, for the year ended September 30, 2019, we written down the amounts to zero to accommodate that situation.

Increase in Authorised Shares.

The Corporation has filed with the Nevada Secretary of State a resolution that the Corporation be and hereby is authorized to increase its authorized shares to Two Billion (2,000,000,000) shares of common stock authorized and Fifty Million (50,000,000) shares of preferred authorized, the Board of Directors consented to this filing February 19, 2020, at the date of this Report the Corporation has not yet received confirmation from Nevada Secretary of State.

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

Our financial statements for the fiscal years ended September 30, 2019, included in this report, have been audited by ShineWing Australia. There have been no disagreements on accounting and financial disclosures with ShineWing Australia through the date of this Form 10-K.

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

As of September 30, 2019, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based upon that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below:

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the year ended September 30, 2019 that have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Age	Position

Warren Sheppard	62	President, Chief Executive Officer and director

Vincent Appo	52	PNG Operations Manager; Director of Aqua Mining

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

Executive Compensation

Name and Principal Position (a)	Year (b)	Salary (US$) (c)	Bonus (US$) (d)	Stock Awards (US$) (e)	Option Awards (US$) (f)	Non-Equity Incentive Plan Compensation (US$) (g)	Nonqualified Deferred Compensation Earnings (US$) (h)	All Other Compensation (US$) (i)	Total (US$) (j)
Warren Sheppard	2019	250,000	0	0	0	0	0	0	250,000
President & CEO	2018	250,000	0	0	0	0	0	0	250,000

Vincent Appo	2019	55,821	0	0	0	0	0	0	55,821
Operations Manager &	2018	57,457	0	0	0	0	0	0	57,457
Director of Aqua Mining

(1)

Mr. Sheppard was appointed president and CEO on May 20, 2013. Mr. Sheppard earned a salary of $250,000 during the fiscal years ended September 30, 2019 and September 30, 2018. Mr. Sheppard earned no bonuses during the fiscal year ended September 30, 2019 and earned no bonuses during the year ended September 30, 2018. The Company did not have the ability to pay Mr. Sheppard’s earnings in during the fiscal year so those earnings were accrued as a liability of the Company. Mr. Sheppard’s base compensation for the fiscal years ended September 30, 2019 and 2018 may be converted into shares, but such shares have not been issued. Mr. Sheppard has not waived his rights to these shares.

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

Other Executive Officers

During 2019, no employment contracts were entered into with any officers.

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

Outstanding Equity Awards

Our officers and directors do not have unexercised options, stock that has not vested, or equity awards. There were no outstanding equity awards to our named executive officers at September 30, 2019.

Compensation of Directors

Directors’ Compensation

Name (a)	Fees Earned or Paid in Cash (US$) (b)	Stock Awards (US$) (c)	Option Awards (US$) (d)	Non-Equity Incentive Plan Compensation (US$) (e)	Deferred Compensation Earnings (US$) (f)	All Other Compensation (US$) (g)	Total (US$) (h)
Warren Sheppard	0	0	0	0	0	0	0

The persons who served as members of our board of directors, including executive officers did not receive any compensation for services as a director for 2019.

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

The following table lists, as of March 12, 2020: (i) each person or entity known to us to be the beneficial owner of more than 5% of our outstanding common stock or preferred stock; (ii) each of our named executive officers and directors; and (iii) all executive officers and directors as a group. Information relating to beneficial ownership of the Company’s stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under these rules, a person is deemed to be a beneficial owner of a security if that person has or shares voting power, which includes the power to vote or direct the voting of the security, or investment power, which includes the power to vote or direct the voting of the security. The person is also deemed to be a beneficial owner of any security of which that person has a right to acquire beneficial ownership within 60 days. Under the Securities and Exchange Commission rules, more than one person may be deemed to be a beneficial owner of the same securities, and a person may be deemed to be a beneficial owner of securities as to which he or she may not have any pecuniary beneficial interest. Except as noted below, each person has sole voting and investment power.

The percentages below are calculated based on 184,354,541 shares of common stock issued and outstanding as of March 12, 2020 and 23,000,000 shares of our preferred stock issued and outstanding as of the same date.

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

(3) Warren Sheppard directly owns 150,013,343 shares of Common Stock. Mr. Sheppard holds in notes that are convertible in to 1,510,630,000 shares of common stock based upon the March 12, 2020 closing price, but those shares are excluded from this calculation as they could not be converted into common stock at this time due to the current number of authorized shares. In addition, Mr. Sheppard controls Five Arrows Limited and More Superannuation Fund through which he indirectly owns an additional 285,775 shares of common stock. Therefore, Mr. Sheppard’s total beneficial ownership of the Company’s common stock is 150,299,118 shares. In addition to Mr. Sheppard’s ownership of commmon stock, he owns 20,000,0000 shares of Class B Preferred Stock directly and 3,000,000 shares of Class A Preferred Stock indirectly. Class A Preferred votes with common stock at a ratio of 20 to 1 and Class B Preferrred votes with common stock at a ratio of 100 to 1. Including the voting power provided in through the Company’s Preferred Stock, Mr. Sheppard holds approximately 54.7% of the Company’s voting power. These calculations exclude any shares of common stock to which Mr. Sheppard may earn after September 30, 2017 pursuant to his employment agreement with the Company; should the Company have insufficient funds to pay Mr. Sheppard’s salary, in an amount equal to three times the amount of unpaid base salary and shares in the amount of $150,000 upon the acquisition of a subsidiary or business valued at greater than $1,000,000 as a bonus.

The Company does not have any change-in-control agreements with its executive officer nor know of any arrangements which may result in a change of control of the Company.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Except as described below, there were no transactions with any executive officers, directors, 5% stockholders and their families and affiliates during the fiscal year ended September 30, 2019.

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

2018	ShineWing Australia	$15,000
2017	Shine Wing Australia	$15,000

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2019	ShineWing Australia	$0
2018	ShineWing Australia	$0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2019	ShineWing Australia	$0
2018	Shine Wing Australia	$0

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2019	ShineWing Australia	$0
2018	ShineWing Australia	$0

(5)	As a smaller reporting company, we do not have an audit committee. Warren Sheppard, our sole director, approves all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)	The percentage of hours expended on the principal accountants engagement to audit our consolidated financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountants full time, permanent employees, to the best of our knowledge, was 0%.

PART IV.

ITEM 14.	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES.

The following is a complete list of exhibits filed as part of this annual report:

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation, as amended	Form 10/A	8/05/15	3.1 – 3.6

3.2	Bylaws	Form 10/A	8/05/15	3.7

4.1	Certificate of Designation, dated April 19, 2011	Form 10/A	8/05/15	4.1
4.2	Certificate of Designation, dated November 22, 2016	10-K	17/11/16	4.1

10.1	Management Agreement for Paradise Gardens (PNG)	10-Q	8/20/15	10.1

14.1	Code of Ethics	10-K	1/13/16	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer				X

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension – Schema

101. CAL	XBRL Taxonomy Extension – Calculations

101. DEF	XBRL Taxonomy Extension – Definitions

101. LAB	XBRL Taxonomy Extension – Labels

101. PRE	XBRL Taxonomy Extension – Presentation

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 16th day of March 2020.

KIBUSH CAPITAL CORPORATION

BY:	/s/ WARREN SHEPPARD
Warren Sheppard
President and Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signature	Title	Date

/s/ WARREN SHEPPARD	President, Chief Executive Officer, Chief Financial Officer and Director	March 16, 2020
Warren Sheppard

- 41 -