Form 10-Q
period 2019-12-31
Kibush Capital Corp
filed 2020-03-30
CIK 1614466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2019

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of March 30, 2020, there were 443,354,541 shares of the registrant’s common stock outstanding and 23,000,000 shares of the registrant’s preferred stock.

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

December 31, 2019

C O N T E N T S

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Quarter ended December 31, 2019	Quarter ended December 31, 2018
Net revenues	$39,276	$50,167
Cost of sales	-30,784	-42,509
Gross profit	8,492	-7,658

Operating expenses:
General and administrative
General and administrative	158,513	100,904
Total operating expenses	158,513	100,904
Profit/Loss from operations	-150,021	-93,246

Other income (expense):
Interest income	-	-
Amortisation of Debt Discount	-	-
Interest expense	-25,345	-25,345
Other income	-	-
Change in fair value of derivative liabilities	-63,467	22,100
Total other expense, net	-88,812	3,245
Profit/Loss before provision for income taxes	-238,833	-96,491
Provision for income taxes	-	-
Net profit/loss from operations	-238,833	-96,491
Less: Loss attributable to non-controlling interest	8,671	3,066
Net profit/loss attributable to Holding Company	$-230,162	$93,425

Basic and diluted loss per common share	$0.00	$0.00
Weighted average common shares outstanding
basic and diluted	233,177,226	233,177,226

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31, 2019	September 30, 2019
ASSETS
Current assets:
Cash	$2,699	$2,224
Trade Debtors	-	15,929
Total current assets	2,699	18,153

Property and equipment, net	126,621	126,121
Other assets	61,571	52,106
Total assets	$190,891	$196,380

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	-	-
Accrued expenses	1,041,072	960,249
Convertible notes payable	91,166	91,166
Wages payable	2,392	2,392
Loan from related party	2,046,039	1,956,986
Derivative liabilities	791,547	728,080
Total current liabilities	3,972,216	3,738,873

Stockholders’ deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; 23,000,000 shares issued and outstanding at December 31, 2019 and 23,000,000 shares issued and outstanding at September 30, 2019	23,000	23,000
Common stock, $0.001 par value; 975,000,000 shares authorized at December 31, 2019 and September 30, 2019; 975,000,000	443,355	443,355
Additional paid-in capital	9,842,518	9,842,517
Accumulated deficit	-13,958,531	-13,728,369
Total stockholders’ deficit, including non-controlling interest	-3,649,658	-3,419,497
Non-Controlling interest	-131,668	-122,996
Total stockholders’ deficit	-3,781,326	-3,542,493
Total liabilities and stockholders’ deficit	$190,891	$196,380

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	3 months ended December 31, 2019	3 months ended December 31, 2018
Operating Activities:
Net loss	$-230,162	$-93,425

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,695	3,442
Change in fair value of derivative instruments	63,467	-22,100
Changes in operating assets and liabilities:
Others asset	-	-
Accounts receivable	-15,929	-13,096
Accrued expenses	62.500	62,500
Accrued interest	25,345	25,345
Deposits	-	-
Net cash used in operating activities	-92,084	-37,334

Investing Activities:
Purchase of property and equipment	-3,195	-
Net cash used in investing activities	-3,195	-
Financing Activities:
Proceeds from related party loans, net of debt discounts	95,983	37,293
Effective of exchange rates on cash	-228	-1
Net cash provided by financing activities	95,755	37,292
Net change in cash	476	-43
Cash, beginning of period	2,223	2,155
Cash, end of period	$2,699	$2,112

KIBUSH CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

for the period SEPTEMBER 30, 2019, December 31, 2019 (Unaudited)

	Common Stock		Preferred Stock		Paid In	Non Controlling	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Income	Deficit
Balance at September 30, 2018	443,354,541	443,355	23,000,000	23,000	9,842,517	-105,929	-13,199,727	-	-2,996,784

Exchange rate variation	-	-	-	-	-	-	1	-	1
Net loss	-	-	-	-	-	-17,067	-528,643	-	-545,710

Balance at September 30, 2019	443,354,541	443,355	23,000,000	23,000	9,842,517	-122,996	-13,728,369	-	-3,542,493

101 Series C Preferred Shares issued for repayment of back salary at $0.001 per share	-	-	-	-	1	-	-	-1
Exchange rate variation	-	-	-	-	-	-1	-	-1
Net loss	-	-	-	-	-	-8,671	-230,162	-238,833

Balance at December 31, 2019	443,354,541	443,355	23,000,000	23,000	9,842,518	-131,668	-13,958,531	-3,781,326

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at December 31, 2019, the Company has an accumulated deficit of $13,958,531 and $13,728,369 as of September 30, 2019 and has not earned sufficient revenues to cover operating costs since inception and has a working capital deficit. The Company intends to fund its mining exploration through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year.

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

In applying the Black-Scholes valuation model, the Company used the following assumptions during the period ended December 31, 2019:

For the period ended
December 31, 2019
Annual dividend yield	-
Expected life (years)	0.50 – 1.00
Risk-free interest rate	2.050%
Expected volatility	85%

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

The following table presents the Company’s embedded conversion features of its convertible debt measured at fair value on a recurring basis as of December 31, 2019, and as of September 30, 2019:

	Carry Value at
	December 31, 2019	September 30,2019
Derivative liabilities:
Embedded conversion features - notes	$791,547	$728,080
Total derivative liability	$791,547	$728,080

	December 31, 2019	September 30, 2019
Change in fair value included in other income (expense), net	63,467	-1,209

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs:

	For the period ended	For the year ended
	December 31, 2019	September 30, 2019
Embedded Conversion Features - Notes:
Balance at beginning of year	$728,080	$726,871
Change in derivative liabilities	-	2,418
Net change in fair value included in net loss	63,467	(1,209)
Ending balance	$791,547	$728,080

The Company re-measures the fair values of all its derivative liabilities as of each period end and records the net aggregate gain/loss due to the change in the fair value of the derivative liabilities as a component of other expense, net in the accompanying consolidated statement of operations. During the years ended September 30, 2019 and the 3 months ended December 31, 2019, the Company recorded a net increase (decrease) to the fair value of derivative liabilities balance of -$1,209 and $63,467 respectively.

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

Research and Development

Research and development costs are recognized as an expense in the period in which they are incurred. The Company incurred no research and development costs for the quarter ended December 31, 2019.

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

In March 2019, FASB Issued Accounting Standards Update 2019-01, Leases (Topic 842): Codification Improvements. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In March 2019, FASB Issued Accounting Standards Update 2019-02: Improvements to Accounting for Costs of Films and License Agreements for Program Materials. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In March 2019, FASB Issued Accounting Standards Update 2019-03, Not-for-Profit Entities (Topic 958): Updating the Definition of Collections (Topic 958). We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements as the ASU is applicable to not-for-profit entities.

In April 2019, FASB Issued Accounting Standards Update 2019-04 Codification Improvements to Topic 326, Financial Instruments—Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments. The ASU 2019-04 clarifies and improves guidance within the recently issued standards on credit losses, hedging, and recognition and measurement of financial instruments: The effective dates for amendments related to ASUs 2016-13 and 2017-12 align with the effective dates of those standards, unless an entity has already adopted one or both. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In May 2019, FASB Issued Accounting Standards Update 2019-05, Targeted Transition Relief. ASU 2019-05 provides transition relief for ASU 2016-13 (“credit losses standard”) by providing entities with an alternative to irrevocably elect the fair value option for eligible financial assets measured at amortized cost upon adoption of the new credit losses standard. For entities that have not yet adopted ASU 2016-13, the effective dates are the same as those in ASU 2016-13. For entities that have adopted ASU 2016-13, ASU 2019-05 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted once ASU 2016-13 has been adopted. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In May 2019, FASB Issued Accounting Standards Update 2019-06, Extending the Private Company Accounting Alternatives on Goodwill and Certain Identifiable Intangible Assets to Not-for-Profit Entities. The amendments are affective upon issuance of the ASU. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In November 2019, the ASB issued Accounting Standards Update 2019-08-Compensation-Stock Compensation (Topic 718) and Revenue from Contracts with Customers (Topic 606): Codification Improvements-Share-Based Consideration Payable to a Customer. This ASU will affect companies that issue share-based payments (e.g., options or warrants) to their customers. Similar to issuing a cash rebate to a customer, issuing a share-based payment to a customer can incentivize additional purchases. The share-based payments can also serve a strategic purpose by aligning the interests of a supplier and its customer, because the customer’s additional purchases increase its investment in the supplier. For entities that have not yet adopted the amendments in Update 2018-07, the amendments in this update are effective in fiscal years beginning after December 15, 2019. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In November 2019, the FASB issued Accounting Standards Update 2019-09-Financial Services-Insurance (Topic 944). This ASU will affect companies that issue share-based payments (e.g., options or warrants) to their customers. Similar to issuing a cash rebate to a customer, issuing a share-based payment to a customer can incentivize additional purchases. The share-based payments can also serve a strategic purpose by aligning the interests of a supplier and its customer, because the customer’s additional purchases increase its investment in the supplier. The amendments in this Update are effective in fiscal years beginning after December 15, 2021. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In November 2019, the FASB issued Accounting Standards Update 2019-10-Financial Instruments-Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates. This ASU discusses the FASB’s proposed ASU Codification Improvements to Hedge Accounting, which would clarify certain amendments made by ASU 2017-12, Targeted Improvements to Accounting for Hedging Activities, to the guidance in ASC 815 on hedging activities. The FASB issued the proposal in response to feedback and questions received from stakeholders related to their implementation of ASU 2017-12. The ASU also discusses the recent issuance of FASB ASU No. 2019-10, Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842): Effective Dates. The ASU provides a framework to stagger effective dates for future major accounting standards and amends the effective dates for certain major new accounting standards to give implementation relief to certain types of entities. Specifically, ASU 2019-10 changes some effective dates for ASU 2017-12 on hedging, ASU 2016-02 on leasing, ASU 2016-13 on current expected credit losses, and ASU 2017-04 on simplifying the goodwill impairment test. The amendments in this Update amend the mandatory effective dates Credit Losses for all entities as follows or fiscal years beginning after December 15, 2019. The effective dates for Hedging after applying this update are as follows: for fiscal years beginning after December 15, 2018. The effective dates for Leases after applying this Update are as follows for fiscal years beginning after December 15, 2018. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In December 2019, the FASB issued Accounting Standards Update 2019-12-Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This ASU summarizes the FASB’s recently issued Accounting Standards Update (ASU) No. 2019-12, simplifying the Accounting for Income Taxes. The ASU enhances and simplifies various aspects of the income tax accounting guidance in ASC 740. The amendments in this update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In January 2020, the FASB issued Accounting Standards Update 2020-01-Investments-Equity Securities (Topic 321), Investments-Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)-Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. This ASU clarifies the interaction between accounting standards related to equity securities (ASC 321), equity method investments (ASC 323), and certain derivatives (ASC815). The amendments in this Update are effective for fiscal years beginning after December 15, 2020. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In March 2020, the FASB issued Accounting Standards Update 2020-03-Codification Improvements to Financial Instruments. The Standard is part of FASB’s ongoing project to improve and clarify its Accounting Standards Codification and avoid unintended application. The items addressed are not expected to significantly affect current practice or create a significant administrative cost for most entities. The amendment is divided into issues 1 to 7 with different effective dates as follows: The amendments related to Issue 1, Issue 2, Issue 4, and Issue 5 are conforming amendments. For public business entities, the amendments are effective upon issuance of this update. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years beginning after December 15, 2020. The amendment related to Issue 3 is a conforming amendment that affects the guidance related to the amendments in 2016-01, Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The effective date of this update for the amendments to Update 2016-01 is for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For entities that have not yet adopted the amendments related to Update 2016-13, the effective dates and the transition requirements for these amendments are the same as the effective date and transition requirements in Update 2016-13. For entities that have adopted the guidance in Update 2016-13, the amendments are effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. For those entities, the amendments should be applied on a modified-retrospective basis by means of a cumulative-effect adjustment to opening retained earnings in the statement of financial position as of the date that an entity adopted the amendments in Update 2016-13. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

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

NOTE 4 – PROPERTY AND EQUIPMENT

	December 31, 2019	September 30, 2019

Plant Equipment	92,517	89,322
Motor Vehicle	111,585	111,585
	204,102	200,907
Less accumulated depreciation	-77,480	-74,786
	$126,622	$126,121

Depreciation expense was approximately $13,082 for the year ended September 30, 2019 and $2,695 for the 3 months ended December 31, 2019.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

	December 31, 2019
	Note face amount	Debt Discount	Net Amount of Note
2011 Note	$22,166	$-	$22,166
2012 Note	48,000	-	48,000
2013 Note	12,000	-	12,000
2014 Note	9,000	-	9,000
2016 Note	-	-	-
2017 Note	-	-	-
Total	$91,166	$-	$91,166

	September 30, 2019
	Note face amount	Debt Discount	Net Amount of Note
2011 Note	$22,166	$-	$22,166
2012 Note	48,000	-	48,000
2013 Note	12,000	-	12,000
2014 Note	9,000	-	9,000
2016 Note	-	-	-
2017 Note	-	-	-
Total	$91,166	$-	$91,166

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of December 31, 2019, is $22,166.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of December 31, 2019, is $48,000.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of December 31, 2019, is $12,000.

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

The Company established a debt discount of $100,000, representing the value of the embedded conversion feature inherent in the convertible debt and warrant, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2014, the Company recorded amortization of the debt discount of $19,566. The balance of the debt discount was $80,434 at September 30, 2014. For the quarter ended December 31, 2019, the Company recorded amortization of the debt discount of $0. The balance of the debt discount was $0 at December 31, 2019. The face amount of the outstanding note as of December 31, 2019, is $9,000.

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

On August 11, 2016, the Company restructured a portion a Convertible Promissory Note issued on January 5, 2016 in conjunction with an assignment of that Note. The restructured Note was a 9.00% Convertible Promissory Note due August 11, 2017 with a principal amount of $30,000. Interest on the 2016 Note is accrued annually effective from September 1, 2016 forward. This Note was unsecured and repayable on demand. The 2016 Note is senior in right to all existing and future indebtedness which is subordinated by its terms and at the option of the Lender, the principal along with any accrued interest may be converted in whole or part into Common Stock at a price of $0.001. The face amount of the outstanding note as of December 31, 2019, is $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of December 31, 2019, is $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of December 31, 2019, is $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of December 31, 2019, is $0. As of December 31, 2019, the note has been discounted by $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of December 31, 2019, is $0. As of December 31, 2019, the note has been discounted by $0.

NOTE 6 – LOAN FROM RELATED PARTY

Convertible Notes Issued to the President and Director of Kibush Capital Corporation:

	December 31, 2019

	Note face amount	Debt Discount	Net Amount of note

Loan from related party	$2,046,039		$2,046,039

Total	$2,046,039	$0	$2,046,039

	September 30, 2019

	Note face amount	Debt Discount	Net Amount of note

Loan from related party	$1,956,986		$1,956,986

Total	$1,956,986	$0	$1,956,986

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

For the year ended September 30, 2018, Mr. Sheppard had loaned the Company $899,404.

For the year ended September 30, 2019, Mr. Sheppard had loaned the Company $219,419.

For the quarter ended December 31, 2019, Mr. Sheppard had loaned the Company $89,053.

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

Preferred Stock

Preferred stock includes 50,000,000 shares authorized at $0.001 par value, of which 10,000,000 have been designated Series A and 25,000,000 designated as Series B. A total of 3,000,000 shares of Series A preferred stock are issued and outstanding as of December 31, 2019, and September 30, 2019. A total of 20,000,000 shares of Series B preferred stock were outstanding as of December 31, 2019. On December 30, 2019 101 Preference Shares were issued.

NOTE 8 – INCOME TAXES

The provision/(benefit) for income taxes for the 3 months ended December 31, 2019 and the year ended September 30, 2019 was as follows (assuming a 15% effective tax rate).

	3 months ended December 31,	September 30,
	2019	2018
Current Tax Provision
Federal-
Taxable Income	-	-
Total current tax provisions	-	-
	$-	$-

Deferred Tax Provision
Federal-
Loss carry forwards	$-	$-
Change in valuation allowance	$-	$-
Total deferred tax provisions	$-	$-

As of September 30, 2019, the Company had approximately $13,728,369 in tax loss carry forwards that can be utilized future periods to reduce taxable income, and the carry forward incurred for the year ended September 30, 2019 will expire by the year 2035.

As of December 31, 2019, the Company had approximately $13,958,531 in tax loss carry forwards that can be utilized future periods to reduce taxable income, and the carry forward incurred for the year ended September 30, 2020 will expire by the year 2036.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Corporation are subject to examination by the IRS, generally for three years after they are filed.

NOTE 9 – RELATED PARTY TRANSACTIONS

Details of transactions between the Corporation and related parties are disclosed below.

The following transactions were carried out with related parties:

	December 31, 2019	September 30, 2019

Loan from related party	$2,046,039	$1,956,986
Convertible Loans (B)	$91,166	$91,166
Total	$2,137,205	$2,048,152

(a) From time to time, the president and stockholder of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

(b) See Note 6 for details of Convertible notes.

NOTE 10 – BUSINESS COMBINATIONS

Set out below are the controlled and non-controlled members of the group as of December 31, 2019, which, in the opinion of the directors, are material to the group. The subsidiaries as listed below have share capital consisting solely of ordinary shares, which are held directly by the Company; the country of incorporation is also their principal place of business.

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

COVID-19 pandemic

The COVID-19 pandemic announced by the World Health Organisation post 31 January 2020 is having negative impact on the world economy. We have witnessed unprecedented measures implemented by the government on strict border security requirements. It is likely to have a significant impact on the Company’s export sales and associated supply chains. However, at this point of time, the impact of COVID-19 is unknown and cannot be quantified. We expect our business to remain in operation but will manage the unavoidable disruptions to our best abilities.

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

Management is unable to verify the stocktake and valuation at year end. Accordingly, for the year ended September 30, 2019, and for the 3 months ended December 31, 2019 we written down the amounts to zero to accommodate that situation.

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

Results of Operations

Three Months Ended December 31, 2019 Compared to Three Months Ended December 31, 2018

During the three months ended December 31, 2019, we recognized $39,276 in revenue. We recognized $50,168 revenue during the three months ended December 31, 2018. The increase in revenue is attributable to the success of our timber operations and mineral exploration activities.

We had a net loss for the three months ended December 31, 2019, of $230,162 and a net loss of $93,425 for the three months ended December 31, 2018. The loss for the period ended December 31, 2019 was more than the loss which occurred during the same period in 2018. The change in fair value of derivatives did decrease for the period ended December 31, 2019, as compared to the period ended December 31, 2018.

Liquidity and Capital Resources

As of December 31, 2019, the Company had only $2,699 cash or cash equivalents on hand. However, as of that date, we had total current assets of $190,891 and total current liabilities of $3,972,216 resulting in a working capital deficit of $3,781,325. As of December 31, 2018, the Company had total current assets of $179,955 and total current liabilities of $3,273,229 resulting in a working capital deficit of $3,093,274. The increase in working capital deficit arose mainly due to increase in loans owing to related parties, who provided advances to the Company for working capital purposes. The Company intends to fund its exploration through the revenues from the logging activities and the sale of its equity securities. However, there can be no assurance that the Company will be successful doing so. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

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

We had no Off-Balance Sheet arrangements during the quarter ended December 31, 2019.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 30th day of March, 2020.

KIBUSH CAPITAL CORP.

BY:	/s/ WARREN SHEPPARD
Warren Sheppard
President, Chief Executive Officer, Chief Financial and Director

-25-