Form 10-Q
period 2020-03-31
Kibush Capital Corp
filed 2020-06-16
CIK 1614466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-55256

Kibush Capital Corp.

(Exact Name of Small Business Issuer as specified in its charter)

Nevada

(State or other Jurisdiction of Incorporation or Organization)

c/o CSC Services of Nevada, Inc.

2215-B Renaissance Drive

Las Vegas, Nevada 89119

(Address of principal executive offices)

+(61) 398464288

(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

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

As of June 16, 2020, there were 443,354,541 shares of the registrant’s common stock outstanding and 45,000,000 shares of the registrant’s preferred stock.

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

March 31, 2020

C O N T E N T S

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Quarter ended March 31,	Quarter ended March 31,	6 months ended March 31,	6 months ended March 31,
	2020	2019	2020	2019
Net revenues	$34,181	$34,748	$73,010	$85,178
Cost of sales	-20,133	-42,365	-50,567	-85,095
Gross profit	14,048	-7,617	22,443	83

Operating expenses:
General and administrative
General and administrative	46,633	127,778	205,125	228,724
Total operating expenses	46,633	127,778	205,125	228,724
Profit/Loss from operations	-32,585	-135,395	-182,682	-228,641

Other income (expense):
Interest income	-	-	-	-
Amortisation of Debt Discount	-	-	-	-
Interest expense	-43,404	-24,793	-68,749	-50,138
Other income	722,732	-	722,732	-
Change in fair value of derivative liabilities	58,771	1,332	-4,696	23,432
Total other expense, net	738,099	23,461	649,287	-26,706
Profit/Loss before provision for income taxes	705,514	-158,856	466,605	-255,347
Provision for income taxes	-	-	-	-
Net profit/loss from operations	705,514	-158,856	466,605	-255,347
Less: Loss attributable to non-controlling interest	2,394	6,910	11,073	9,976
Net profit/loss attributable to Holding Company	$707,908	$151,946	$-477,678	$-245,371

Basic and diluted loss per common share	$0.00	$0.00	$0.00	$0.00
Weighted average common shares outstanding basic and diluted	240,677,220	233,177,226	240,677,220	233,177,226

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2020	2019
ASSETS
Current assets:
Cash	$4,253	$2,224
Trade Debtors	-	15,929
Total current assets	4,253	18,153

Property and equipment, net	134,121	126,121
Other assets	62,383	52,106
Total assets	$200,757	$196,380

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	-	-
Accrued expenses	622,323	960,249
Convertible notes payable	9,000	91,166
Wages payable	2,392	2,392
Loan from related party	2,630,610	1,956,986
Derivative liabilities	10,044	728,080
Total current liabilities	3,274,369	3,738,873

Stockholders’ deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; 45,000,000 shares issued and outstanding at March 31, 2020 and 23,000,000 shares issued and outstanding at September 30, 2019	25,200	23,000
Common stock, $0.001 par value; 975,000,000 shares authorized at March 31, 2020 and September 30, 2019; 975,000,000	443,355	443,355
Additional paid-in capital	9,842,518	9,842,517
Accumulated deficit	-13,250,623	-13,728,369
Total stockholders’ deficit, including non-controlling interest	-2,939,550	-3,419,497
Non-Controlling interest	-134,062	-122,996
Total stockholders’ deficit	-3,073,612	-3,542,493
Total liabilities and stockholders’ deficit	$200,757	$196,380

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	6 months ended March 31,	6 months ended March 31,
	2020	2019
Operating Activities:
Net loss	$477,678	$-245,371

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,657	6,679
Change in fair value of derivative instruments	-718,036	-23,432
Changes in operating assets and liabilities:
Others asset	-	-
Accounts receivable	-	-12,282
Accrued expenses	68,500	125,000
Accrued interest	68,749	50,138
Deposits	-	-
Net cash used in operating activities	-97,452	-99,268

Investing Activities:
Purchase of property and equipment	-10,529	-
Net cash used in investing activities	-10,529	-
Financing Activities:
Proceeds from related party loans, net of debt discounts	124,009	117,183
Effective of exchange rates on cash	-13,998	-17,869
Net cash provided by financing activities	110,011	99,314
Net change in cash	2,030	-46
Cash, beginning of period	2,223	2,155
Cash, end of period	$4,253	$2,201

KIBUSH CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

for the period SEPTEMBER 30, 2019, December 31, 2019, March 31, 2020 (Unaudited)

	Common Stock		Preferred Stock		Paid In	Non Controlling	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Income	Deficit
Balance at September 30, 2018	443,354,541	443,355	23,000,000	23,000	9,842,517	-105,929	-13,199,727	-	-2,996,784

Exchange rate variation	-	-	-	-	-	-	1	-	1
Net loss	-	-	-	-	-	-17,067	-528,643	-	-545,710

Balance at September 30, 2019	443,354,541	443,355	23,000,000	23,000	9,842,517	-122,996	-13,728,369	-	-3,542,493

101 Series C Preferred Shares issued for repayment of back salary at $0.001 per share	-	-	101	-	1	-	-	-	1
Exchange rate variation	-	-	-	-	-	-1	-	-	-1
Net loss	-	-	-	-	-	-8,671	-230,162	-	-238,833

Balance at December 31, 2019	443,354,541	443,355	23,000,101	23,000	9,842,518	-131,668	-13,958,531	-	-3,781,326

Preference Share B Issued for Consideration at $0.0001 per share	-	-	14,999,899	1,500	-	-	-	-	1,500
Preference Share A Issued for Consideration at $0.0001 per share	-	-	7,000,000	700	-	-	-	-	700
Exchange rate variation	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-2,394	707,908	-	705,514

Balance at March 31, 2020	443,354,541	443,355	45,000,000	25,200	9,842,518	-134,062	-13,250,623	-	-3,073,612

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

Certain information and disclosures normally included in the notes to financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited financial statements should be read in conjunction with the financial statements of the Company for the year ended September 30, 2019.

Change in Fiscal Year End

The Company’s fiscal year end is from October 1 to September 30 of each year.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at March 31, 2020, the Company has an accumulated deficit of $13,250,623 and $13,728,369 as of September 30, 2019 and has not earned sufficient revenues to cover operating costs since inception and has a working capital deficit. The Company intends to fund its mining exploration through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year.

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

In applying the Black-Scholes valuation model, the Company used the following assumptions during the period ended March 31, 2020:

For the period ended
March 31, 2020
Annual dividend yield	-
Expected life (years)	0.50 – 1.00
Risk-free interest rate	2.050%
Expected volatility	111%

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

The following table presents the Company’s embedded conversion features of its convertible debt measured at fair value on a recurring basis as of March 31, 2020, and as of September 30, 2019:

	Carry Value at

	March 31,	September 30,
	2020	2019
Derivative liabilities:
Embedded conversion features - notes	$10,044	$728,080
Total derivative liability	$10,044	$728,080

	March 31,	September 30,
	2020	2019
Change in fair value included in other income (expense), net	4,696	-1,209

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs:

	For the period ended	For the year ended
	March 31,	September 30,
	2020	2019
Embedded Conversion
Features - Notes:
Balance at beginning of year	$728,080	$726,871
Change in derivative liabilities	-722,732	2,418
Net change in fair value included in net loss	4,696	(1,209)
Ending balance	$10,044	$728,080

The Company re-measures the fair values of all its derivative liabilities as of each period end and records the net aggregate gain/loss due to the change in the fair value of the derivative liabilities as a component of other expense, net in the accompanying consolidated statement of operations. During the years ended September 30, 2019 and the 6 months ended March 31, 2020, the Company recorded a net increase (decrease) to the fair value of derivative liabilities balance of -$1,209 and $63,986 respectively.

Debt Consolidation

On January 14, 2020, the Company entered into a Promissory Note Consolidation Agreement (the “Consolidation Agreement”) with one of its noteholders, Warren Sheppard., as lender (“Mr. Sheppard”). Pursuant to the terms of the Consolidation Agreement, the Company consolidated an aggregate of $1,358,692 of outstanding debt obligations (the “Outstanding Debt”), which included principal and interest, owed to Mr. Sheppard by the Company.

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

Research and Development

Research and development costs are recognized as an expense in the period in which they are incurred. The Company incurred no research and development costs for the quarter ended March 31, 2020.

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

NOTE 4 – PROPERTY AND EQUIPMENT

	March 31,	September 30,
	2020	2019

Plant Equipment	103,009	89,322
Motor Vehicle	111,585	111,585
	214,594	200,907
Less accumulated depreciation	-80,473	-74,786
	$134,121	$126,121

Depreciation expense was approximately $13,082 for the year ended September 30, 2019 and $5,657 for the 6 months ended March 31, 2020.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

(READ IN CONJUCTION WITH NOTE 2 – DEBT CONSOLIDATION)

March 31, 2020
	Note face amount	Debt Discount	Net Amount of Note
2011 Note	$-	$-	$-
2012 Note	-	-	-
2013 Note	-	-	-
2014 Note	9,000	-	9,000
2016 Note	-	-	-
2017 Note	-	-	-
Total	$9,000	$-	$9,000

	September 30, 2019
	Note face amount	Debt Discount	Net Amount of Note
2011 Note	$22,166	$-	$22,166
2012 Note	48,000	-	48,000
2013 Note	12,000	-	12,000
2014 Note	9,000	-	9,000
2016 Note	-	-	-
2017 Note	-	-	-
Total	$91,166	$-	$91,166

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of March 31, 2020, is $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of March 31, 2020, is $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of March 31, 2020, is $0.

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

The Company established a debt discount of $100,000, representing the value of the embedded conversion feature inherent in the convertible debt and warrant, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2014, the Company recorded amortization of the debt discount of $19,566. The balance of the debt discount was $80,434 at September 30, 2014. For the quarter ended March 31, 2020, the Company recorded amortization of the debt discount of $0. The balance of the debt discount was $0 at March 31, 2020. The face amount of the outstanding note as of March 31, 2020, is $9,000.

NOTE 6 – LOAN FROM RELATED PARTY

Convertible Notes Issued to the President and Director of Kibush Capital Corporation:

	March 31, 2020

	Note face amount	Debt Discount	Net Amount of note

Loan from related party	$2,631,310	-	$2,631,310

Total	$2,631,310	$0	$2,631,310

	September 30, 2019

	Note face amount	Debt Discount	Net Amount of note

Loan from related party	$1,956,986	-	$1,956,986

Total	$1,956,986	$0	$1,956,986

For the year ended September 30, 2019, Mr. Sheppard had loaned the Company $219,419.

For the quarter ended December 31, 2019, Mr. Sheppard had loaned the Company $89,053.

On January 16, 2020, the Company entered into a Promissory Note Consolidation Agreement (the “Consolidation Agreement”) with one of its noteholders, Warren Sheppard., as lender (“Mr. Sheppard”). Pursuant to the terms of the Consolidation Agreement, the Company consolidated an aggregate of $1,383,753 of outstanding debt obligations (the “Outstanding Debt”), which included principal and interest, owed to Mr. Sheppard by the Company.

As a consequence of the debt consolidation, the derivative Liabilities associated with option component has been eliminated, therefore, derivative liabilities amounted to 782,022 as of the debt consolidation date are subsequently reversed and charged into profit and losses in January 2020.

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

For the quarter ended March 31, 2020, Mr. Sheppard had loaned the Company $34,956.

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

Preferred Stock

Preferred stock includes 50,000,000 shares authorized at $0.001 par value, of which 10,000,000 have been designated Series A and 25,000,000 designated as Series B. A total of 10,000,000 shares of Series A preferred stock are issued and outstanding as of March 31, 2020, and September 30, 2019. A total of 34,999,899 shares of Series B preferred stock were outstanding as of March 31, 2020 and a total of 101 Series C Preference Shares are issued and outstanding as of March 31, 2020.

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

NOTE 8 – INCOME TAXES

The provision/(benefit) for income taxes for the 6 months ended March 31, 2020 and the year ended September 30, 2019 was as follows (assuming a 15% effective tax rate).

	6 months ended March 31,	September 30,
	2020	2018
Current Tax Provision
Federal-
Taxable Income	-	-
Total current tax provisions	-	-
	$-	$-

Deferred Tax Provision
Federal-
Loss carry forwards	$-	$-
Change in valuation allowance	$-	$-
Total deferred tax provisions	$-	$-

As of September 30, 2019, the Company had approximately $13,728,369 in tax loss carry forwards that can be utilized future periods to reduce taxable income, and the carry forward incurred for the year ended September 30, 2019 will expire by the year 2035.

As of March 31, 2020, the Company had approximately $13,250,623 in tax loss carry forwards that can be utilized future periods to reduce taxable income, and the carry forward incurred for the year ended September 30, 2020 will expire by the year 2036.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Corporation are subject to examination by the IRS, generally for three years after they are filed.

NOTE 9 – RELATED PARTY TRANSACTIONS

Details of transactions between the Corporation and related parties are disclosed below.

The following transactions were carried out with related parties:

	March 31, 2020	September 30, 2019

Loan from related party	$2,631,310	$1,956,986
Convertible Loans (B)	$9,000	$91,166
Total	$2,640,310	$2,048,152

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

NOTE 10 – BUSINESS COMBINATIONS

Set out below are the controlled and non-controlled members of the group as of March 31, 2020, which, in the opinion of the directors, are material to the group. The subsidiaries as listed below have share capital consisting solely of ordinary shares, which are held directly by the Company; the country of incorporation is also their principal place of business.

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

Management is unable to verify the stocktake and valuation at year end. Accordingly, for the year ended September 30, 2019, and for the 6 months ended March 31, 2020 we written down the amounts to zero to accommodate that situation.

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

Results of Operations

Six Months Ended March 31, 2020 Compared to Six Months Ended March 31, 2019

During the six months ended March 31, 2020, we recognized $34,181 in revenue. We recognized $34,748 revenue during the six months ended March 31, 2019. The increase in revenue is attributable to the success of our timber operations and mineral exploration activities.

We had a net profit for the six months ended March 31, 2020, of $707,908 and a net loss of $151,946 for the six months ended March 31, 2019. The profit for the period ended March 31, 2020 was more than the loss which occurred during the same period in 2019 due to the reversal of the derivatives as a consequence of the debt consolidation.

Liquidity and Capital Resources

As of March 31, 2020, the Company had only $4,253 cash or cash equivalents on hand. However, as of that date, we had total current assets of $200,757 and total current liabilities of $3,275,069 resulting in a working capital deficit of $3,074,312. As of March 31, 2019, the Company had total current assets of $177,725 and total current liabilities of $3,429,855 resulting in a working capital deficit of $3,252,130. The increase in working capital deficit arose mainly due to increase in loans owing to related parties, who provided advances to the Company for working capital purposes. The Company intends to fund its exploration through the revenues from the logging activities and the sale of its equity securities. However, there can be no assurance that the Company will be successful doing so. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

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

We had no Off-Balance Sheet arrangements during the quarter ended March 31, 2020.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 16th day of June, 2020.

KIBUSH CAPITAL CORP.

BY:	/s/ WARREN SHEPPARD
Warren Sheppard
President, Chief Executive Officer, Chief Financial and Director

-24-