Form 10-Q/A
period 2020-03-31
Kibush Capital Corp
filed 2020-06-24
CIK 1614466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

SECURITIES AND EXCHANGE COMMISSION COVID 19 ORDER 34-88465

The Company has relied on this order 34-88465 for this filing.

We could not file this report by the prescribed date as a significant portion of the Company’s business operations are located in the Papua New Guinea (“PNG”) including certain of its key personnel responsible for assisting the Company in the preparation of its financial statements. As a result of the travel and work restrictions stemming from the COVID-19 pandemic, the Company was unable to obtain financial records that it needed from its PNG based operations to permit the Company to file a timely and accurate Quarterly Report on Form 10-Q for its quarter ended March 31, 2020 by the prescribed date without undue hardship and expense to the Company.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 24th day of June, 2020.

KIBUSH CAPITAL CORP.

BY:	/s/ WARREN SHEPPARD
Warren Sheppard
President, Chief Executive Officer, Chief Financial and Director

-24-