Form 10-Q/A
period 2020-03-31
Kibush Capital Corp
filed 2020-07-06
CIK 1614466

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

+(61) 398464288

(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

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

SECURITIES AND EXCHANGE COMMISSION COVID 19 ORDER 34-88465

The Company has relied on this order 34-88465 for this filing. We could not file this report by the prescribed date as a significant portion of the Company’s business operations arelocated in the Papua New Guinea (“PNG”) including certain of its key personnel responsible for assisting the Company in the preparation of its financial statements. As a result of the travel and work restrictions stemming from the COVID-19 pandemic, the Company was unable to obtain financial records that it needed from its PNG based operations to permit the Company to file a timely and accurate Quarterly Report on Form 10-Q for its quarter ended March 31, 2020 by the prescribed date without undue hardship and expense to the Company.

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

March 31, 2020

C O N T E N T S

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Quarter ended March 31,	Quarter ended March 31,	6 months ended March 31,	6 months ended March 31,
	2020	2019	2020	2019
Net revenues	$34,181	$34,748	$73,010	$85,178
Cost of sales	-20,133	-42,365	-50,567	-85,095
Gross profit	14,048	-7,617	22,443	83

Operating expenses:
General and administrative
General and administrative	46,633	127,778	205,125	228,724
Total operating expenses	46,633	127,778	205,125	228,724
Profit/Loss from operations	-32,585	-135,395	-182,682	-228,641

Other income (expense):
Interest income	-	-	-	-
Amortisation of Debt Discount	-	-	-	-
Interest expense	-43,404	-24,793	-68,749	-50,138
Other income	722,732	-	722,732	-
Change in fair value of derivative liabilities	58,771	1,332	-4,696	23,432
Total other expense, net	738,099	23,461	649,287	-26,706
Profit/Loss before provision for income taxes	705,514	-158,856	466,605	-255,347
Provision for income taxes	-	-	-	-
Net profit/loss from operations	705,514	-158,856	466,605	-255,347
Less: Loss attributable to non-controlling interest	2,394	6,910	11,073	9,976
Net profit/loss attributable to Holding Company	$707,908	$151,946	$-477,678	$-245,371

Basic and diluted loss per common share	$0.00	$0.00	$0.00	$0.00
Weighted average common shares outstanding basic and diluted	240,677,220	233,177,226	240,677,220	233,177,226

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

	March 31,	September 30,
	2020	2019
ASSETS
Current assets:
Cash	$4,253	$2,224
Trade Debtors	-	15,929
Total current assets	4,253	18,153

Property and equipment, net	134,121	126,121
Other assets	62,383	52,106
Total assets	$200,757	$196,380

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	-	-
Accrued expenses	372,323	960,249
Convertible notes payable	9,000	91,166
Wages payable	2,392	2,392
Loan from related party	2,631,310	1,956,986
Derivative liabilities	10,044	728,080
Total current liabilities	3,025,069	3,738,873

Stockholders’ deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; 45,000,000 shares issued and outstanding at March 31, 2020 and 23,000,000 shares issued and outstanding at September 30, 2019	24,500	23,000
Common stock, $0.001 par value; 2,000,000,000 shares authorized at March 31, 2020 and September 30, 2019; 975,000,000	443,355	443,355
Additional paid-in capital	10,092,518	9,842,517
Accumulated deficit	-13,250,623	-13,728,369
Total stockholders’ deficit, including non-controlling interest	-2,690,250	-3,419,497
Non-Controlling interest	-134,062	-122,996
Total stockholders’ deficit	-2,824,312	-3,542,493
Total liabilities and stockholders’ deficit	$200,757	$196,380

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	6 months ended March 31,	6 months ended March 31,
	2020	2019
Operating Activities:
Net loss	$477,678	$-245,371

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	5,657	6,679
Change in fair value of derivative instruments	-718,036	-23,432
Changes in operating assets and liabilities:
Others asset	-	-
Accounts receivable	-	-12,282
Accrued expenses	68,500	125,000
Accrued interest	68,749	50,138
Deposits	-	-
Net cash used in operating activities	-97,452	-99,268

Investing Activities:
Purchase of property and equipment	-10,529	-
Net cash used in investing activities	-10,529	-
Financing Activities:
Proceeds from related party loans, net of debt discounts	124,009	117,183
Effective of exchange rates on cash	-13,998	-17,869
Net cash provided by financing activities	110,011	99,314
Net change in cash	2,030	-46
Cash, beginning of period	2,223	2,155
Cash, end of period	$4,253	$2,201

KIBUSH CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

for the period SEPTEMBER 30, 2019, December 31, 2019, March 31, 2020 (Unaudited)

	Common Stock		Preferred Stock		Paid In	Non Controlling	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Income	Deficit
Balance at September 30, 2018	443,354,541	443,355	23,000,000	23,000	9,842,517	-105,929	-13,199,727	-	-2,996,784

Exchange rate variation	-	-	-	-	-	-	1	-	1
Net loss	-	-	-	-	-	-17,067	-528,643	-	-545,710

Balance at September 30, 2019	443,354,541	443,355	23,000,000	23,000	9,842,517	-122,996	-13,728,369	-	-3,542,493

101 Series C Preferred Shares issued for repayment of back salary at $0.001 per share	-	-	101	-	1	-	-	-	1
Exchange rate variation	-	-	-	-	-	-1	-	-	-1
Net loss	-	-	-	-	-	-8,671	-230,162	-	-238,833

Balance at December 31, 2019	443,354,541	443,355	23,000,101	23,000	9,842,518	-131,668	-13,958,531	-	-3,781,326

Preference Share B Issued for Consideration at $0.0001 per share	-	-	14,999,899	1,500	-	-	-	-	1,500
Write back Accruals	-	-	-	-	250,000	-	-	-	250,000
Exchange rate variation	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-2,394	707,908	-	705,514

Balance at March 31, 2020	443,354,541	443,355	38,000,000	24,500	10,092,518	-134,062	-13,250,623	-	-2,824,312

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

The Company re-measures the fair values of all its derivative liabilities as of each period end and records the net aggregate gain/loss due to the change in the fair value of the derivative liabilities as a component of other expense, net in the accompanying consolidated statement of operations. During the years ended September 30, 2019 and the 6 months ended March 31, 2020, the Company recorded a net increase (decrease) to the fair value of derivative liabilities balance of -$1,209 and $4,696 respectively.

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

Liquidity and Capital Resources

As of March 31, 2020, the Company had only $4,253 cash or cash equivalents on hand. However, as of that date, we had total current assets of $200,757 and total current liabilities of $3,025,069 resulting in a working capital deficit of $2,824,312. As of March 31, 2019, the Company had total current assets of $177,725 and total current liabilities of $3,429,855 resulting in a working capital deficit of $3,252,130. The increase in working capital deficit arose mainly due to increase in loans owing to related parties, who provided advances to the Company for working capital purposes. The Company intends to fund its exploration through the revenues from the logging activities and the sale of its equity securities. However, there can be no assurance that the Company will be successful doing so. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 6th day of July, 2020.

KIBUSH CAPITAL CORP.

BY:	/s/ WARREN SHEPPARD
Warren Sheppard
President, Chief Executive Officer, Chief Financial and Director

-24-