Form 10-Q
period 2020-06-30
Kibush Capital Corp
filed 2020-08-28
CIK 1614466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 21, 2020, there were 443,354,541 shares of the registrant’s common stock outstanding and 45,000,000 shares of the registrant’s preferred stock.

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

SECURITIES AND EXCHANGE COMMISSION COVID 19 ORDER 34-88465

The Company has relied on this order 34-88465 for this filing. We could not file this report by the prescribed date as a significant portion of the Company’s business operations arelocated in the Papua New Guinea (“PNG”) including certain of its key personnel responsible for assisting the Company in the preparation of its financial statements. As a result of the travel and work restrictions stemming from the COVID-19 pandemic, the Company was unable to obtain financial records that it needed from its PNG based operations to permit the Company to file a timely and accurate Quarterly Report on Form 10-Q for its quarter ended June 30, 2020 by the prescribed date without undue hardship and expense to the Company.

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

June 30, 2020

C O N T E N T S

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Quarter ended June 30,	Quarter ended June 30,	9 months ended June 30,	9 months ended June 30,
	2020	2019	2020	2019
Net revenues	$39,300	$55,572	$112,242	$140,556
Cost of sales	-18,665	-24,727	-69,185	-108,555
Gross profit	20,635	30,845	43,057	32,001

Operating expenses:
General and administrative
General and administrative	105,303	132,712	310,407	362,509
Total operating expenses	105,303	132,712	310,407	362,509
Profit/Loss from operations	-84,668	-101,867	-267,350	-330,508

Other income (expense):
Interest income	-	-	-	-
Amortisation of Debt Discount	-	-	-	-
Interest expense	-43,404	-27,508	-112,153	-75,207
Other income	-	-	722,732	-
Change in fair value of derivative liabilities	328	-11,797	-5,024	11,635
Total other expense, net	-43,732	-39,305	605,555	-63,572
Profit/Loss before provision for income taxes	-128,400	-141,172	338,205	-394,080
Provision for income taxes	-	-	-	-
Net profit/loss from operations	-128,400	-141,172	338,205	-394,080
Less: Loss attributable to non-controlling interest	6,252	3,797	17,325	13,773
Net profit/loss attributable to Holding Company	$-122,148	$137,376	$-355,530	$-380,307

Basic and diluted loss per common share	$0.00	$0.00	$0.00	$0.00
Weighted average common shares outstanding
basic and diluted	240,677,220	233,177,226	240,677,220	233,177,226

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

	June 30,	September 30,
	2020	2019
ASSETS
Current assets:
Cash	$2,297	$2,224
Trade Debtors	1,241	15,929
Total current assets	3,538	18,153

Property and equipment, net	136,184	126,121
Other assets	65,254	52,106
Total assets	$204,976	$196,380

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	-	-
Accrued expenses	421,727	960,249
Convertible notes payable	9,000	91,166
Wages payable	2,392	2,392
Loan from related party	2,714,197	1,956,986
Derivative liabilities	10,372	728,080
Total current liabilities	3,157,688	3,738,873

Stockholders’ deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; 45,000,000 shares issued and outstanding at June 30, 2020 and 23,000,000 shares issued and outstanding at September 30, 2019	24,500	23,000
Common stock, $0.001 par value; 2,000,000,000 shares authorized at June 30, 2020 and September 30, 2019; 975,000,000	443,355	443,355
Additional paid-in capital	10,092,518	9,842,517
Accumulated deficit	-13,372,771	-13,728,369
Total stockholders’ deficit, including non-controlling interest	-2,812,398	-3,419,497
Non-Controlling interest	-140,313	-122,996
Total stockholders’ deficit	-2,952,711	-3,542,493
Total liabilities and stockholders’ deficit	$204,976	$196,380

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	9 months ended June 30,	9 months ended June 30,
	2020	2019
Operating Activities:
Net loss	$355,530	$-380,307

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	8,838	9,910
Change in fair value of derivative instruments	-717,708	-11,635
Changes in operating assets and liabilities:
Others asset	-	-
Accounts receivable	-	-78
Accrued expenses	74,500	187,500
Accrued interest	112,153	75,207
Deposits	-	-
Net cash used in operating activities	-166,687	-119,404

Investing Activities:
Purchase of property and equipment	-15,788	-
Net cash used in investing activities	-15,788	-
Financing Activities:
Proceeds from related party loans, net of debt discounts	197,667	143,654
Effective of exchange rates on cash	-15,117	-23,412
Net cash provided by financing activities	182,549	120,242
Net change in cash	74	839
Cash, beginning of period	2,223	2,155
Cash, end of period	$2,297	$2,994

KIBUSH CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

for the period SEPTEMBER 30, 2019, December 31, 2019, March 31, 2020, June 30, 2020 (Unaudited)

						Non		Accumulated Other
	Common Stock		Preferred Stock		Paid In	Controlling	Accumulated	Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Income	Deficit
Balance at September 30, 2018	443,354,541	443,355	23,000,000	23,000	9,842,517	-105,929	-13,199,727	-	-2,996,784

Exchange rate variation	-	-	-	-	-	-	1	-	1
Net loss	-	-	-	-	-	-17,067	-528,643	-	-545,710

Balance at September 30, 2019	443,354,541	443,355	23,000,000	23,000	9,842,517	-122,996	-13,728,369	-	-3,542,493

101 Series C Preferred Shares issued for repayment of back salary at $0.001 per share	-	-	101	-	1	-	-	-	1
Exchange rate variation	-	-	-	-	-	-1	-	-	-1
Net loss	-	-	-	-	-	-8,671	-230,162	-	-238,833

Balance at December 31, 2019	443,354,541	443,355	23,000,101	23,000	9,842,518	-131,668	-13,958,531	-	-3,781,326

Preference Share B Issued for Consideration at $0.0001 per share	-	-	14,999,899	1,500	-	-	-	-	1,500
Write back Accruals	-	-	-	-	250,000	-	-	-	250,000
Exchange rate variation	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-2,394	707,908	-	705,514

Balance at March 31, 2020	443,354,541	443,355	38,000,000	24,500	10,092,518	-134,062	-13,250,623	-	-2,824,312

Exchange rate variation	-	-	-	-	-	-	-	-	-
Net loss	-	-	-	-	-	-6,252	-122,148	-	128,400

Balance at June 30, 2020	443,354,541	443,355	38,000,000	24,500	10,092,518	-140,313	-13,372,771	-	-2,952,711

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at June 30, 2020, the Company has an accumulated deficit of $13,372,771 and $13,728,369 as of September 30, 2019 and has not earned sufficient revenues to cover operating costs since inception and has a working capital deficit. The Company intends to fund its mining exploration through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year.

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

In applying the Black-Scholes valuation model, the Company used the following assumptions during the period ended June 30, 2020:

For the period ended
June 30, 2020
Annual dividend yield	-
Expected life (years)	0.50 – 1.00
Risk-free interest rate	2.050%
Expected volatility	125%

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

The following table presents the Company’s embedded conversion features of its convertible debt measured at fair value on a recurring basis as of June 30, 2020, and as of September 30, 2019:

	Carry Value at
	June 30,	September 30,
	2020	2019
Derivative liabilities:
Embedded conversion features - notes	$10,372	$728,080
Total derivative liability	$10,372	$728,080

	June 30,	September 30,
	2020	2019
Change in fair value included in other income (expense), net	5,024	-1,209

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs:

	For the period ended	For the year ended
	June 30,	September 30,
	2020	2019
Embedded Conversion
Features - Notes:
Balance at beginning of year	$728,080	$726,871
Change in derivative liabilities	-722,732	2,418
Net change in fair value included in net loss	5,024	(1,209)
Ending balance	$10,372	$728,080

The Company re-measures the fair values of all its derivative liabilities as of each period end and records the net aggregate gain/loss due to the change in the fair value of the derivative liabilities as a component of other expense, net in the accompanying consolidated statement of operations. During the years ended September 30, 2019 and the 9 months ended June 30, 2020, the Company recorded a net increase (decrease) to the fair value of derivative liabilities balance of -$1,209 and $5,024 respectively.

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

Schedule of Outstanding Notes as at January 14th 2020

Promissory Note	Outstanding Principal	Outstanding Interest
David Loren Corporation. 2% Secured Promissory Note issued May 1, 2011 to Hoboken Street Associates, and as assigned to Warren Sheppard on July 3, 2013	22,166	3,780
David Loren Corporation. 2% Secured Promissory Note issued January 2, 2012 to Hoboken Street Associates, and as assigned to Warren Sheppard on July 3, 2013	48,000	7,438
David Loren Corporation. 2% Secured Promissory Note issued January 3, 2013 to Hoboken Street Associates, and as assigned to Warren Sheppard on July 3, 2013	12,000	1,618
Kibush Capital Corp. 12.5% Secured Promissory Note issued March 31, 2014 to Warren Sheppard.	157,500	104,815
Kibush Capital Corp. 12.5% Secured Promissory Note issued June 30, 2014 to Warren Sheppard.	110,741	70,384
Kibush Capital Corp. 12.5% Secured Promissory Note issued September 30, 2014 to Warren Sheppard.	98,575	59,670
Kibush Capital Corp. 12.5% Secured Promissory Note issued September 30, 2015 to Warren Sheppard.	316,046	153,387
Kibush Capital Corp. 12.5% Secured Promissory Note issued October 10, 2016 to Warren Sheppard.	155,300	37,272

Total:	920,328	438,364

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

Research and Development

Research and development costs are recognized as an expense in the period in which they are incurred. The Company incurred no research and development costs for the quarter ended June 30, 2020.

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

In June 2020, the FASB issued Accounting Standards Update 2020-05—Revenue from Contracts with Customers (Topic 606) and Leases (Topic 842): Effective Dates for Certain Entities. The amendments in this Update are effective upon issuance.

In August 2020, the FASB issued Accounting Standards Update 2020-06—Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in this Update are effective for public business entities that meet the definition of a Securities and Exchange Commission (SEC) filer, excluding entities eligible to be smaller reporting companies as defined by the SEC, for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. For all other entities, the amendments are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020, including interim periods within those fiscal years. The Board specified that an entity should adopt the guidance as of the beginning of its annual fiscal year. An entity that has not yet adopted the amendments in Accounting Standards Update No. 2017-11, Earnings Per Share (Topic 260), Distinguishing Liabilities from Equity (Topic 480), Derivatives and Hedging (Topic 815): (Part I) Accounting for Certain Financial Instruments with Down Round Features, and (Part II) Replacement of the Indefinite Deferral for Mandatorily Redeemable Financial Instruments of Certain Nonpublic Entities and Certain Mandatorily Redeemable Noncontrolling Interests with a Scope Exception, can early adopt the amendments in this Update for convertible instruments that include a down round feature. This early adoption is permitted for fiscal years beginning after December 15, 2019.

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

NOTE 4 – PROPERTY AND EQUIPMENT

	June 30,	September 30,
	2020	2019

Plant Equipment	108,259	89,322
Motor Vehicle	111,585	111,585
	219,844	200,907
Less accumulated depreciation	-83,660	-74,786
	$136,184	$126,121

Depreciation expense was approximately $13,082 for the year ended September 30, 2019 and $8,838 for the 9 months ended June 30, 2020.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

(READ IN CONJUCTION WITH NOTE 2 – DEBT CONSOLIDATION)

	June 30, 2020
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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of June 30, 2020, is $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of June 30, 2020, is $0.

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

As this note carries a conversion rate that is less than market rate, the rules of beneficial conversion apply. The difference between the conversion rate and the market rate is classified as a discount on the note and accreted over the term of the note, which with respect to this note is 12 months. The face amount of the outstanding note as of June 30, 2020, is $0.

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

The Company established a debt discount of $100,000, representing the value of the embedded conversion feature inherent in the convertible debt and warrant, as limited to the face amount of the debt. The debt discount is being amortized over the life of the debt using the straight-line method over the terms of the debt, which approximates the effective-interest method. For the year ended September 30, 2014, the Company recorded amortization of the debt discount of $19,566. The balance of the debt discount was $80,434 at September 30, 2014. For the quarter ended June 30, 2020, the Company recorded amortization of the debt discount of $0. The balance of the debt discount was $0 at June 30, 2020. The face amount of the outstanding note as of June 30, 2020, is $9,000.

NOTE 6 – LOAN FROM RELATED PARTY

Convertible Notes Issued to the President and Director of Kibush Capital Corporation:

	June 30, 2020
	Note face amount	Debt Discount	Net Amount of note

Loan from related party	$2,714,197	-	$2,714,197

Total	$2,714,197	$0	$2,714,197

	September 30, 2019
	Note face amount	Debt Discount	Net Amount of note

Loan from related party	$1,956,986	-	$1,956,986

Total	$1,956,986	$0	$1,956,986

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

For the quarter ended June 30, 2020, Mr. Sheppard had loaned the Company $82,887.

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

Preferred Stock

Preferred stock includes 50,000,000 shares authorized at $0.001 par value, of which 10,000,000 have been designated Series A and 25,000,000 designated as Series B. A total of 3,000,000 shares of Series A preferred stock are issued and outstanding as of June 30, 2020, and September 30, 2019. A total of 34,999,899 shares of Series B preferred stock were outstanding as of June 30, 2020 and a total of 101 Series C Preference Shares are issued and outstanding as of June 30, 2020.

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

NOTE 8 – INCOME TAXES

The provision/(benefit) for income taxes for the 9 months ended June 30, 2020 and the year ended September 30, 2019 was as follows (assuming a 15% effective tax rate).

	9 months ended June 30,	September 30,
	2020	2019
Current Tax Provision
Federal-
Taxable Income	-	-
Total current tax provisions	-	-
	$-	$-

Deferred Tax Provision
Federal-
Loss carry forwards	$-	$-
Change in valuation allowance	$-	$-
Total deferred tax provisions	$-	$-

As of September 30, 2019, the Company had approximately $13,728,369 in tax loss carry forwards that can be utilized future periods to reduce taxable income, and the carry forward incurred for the year ended September 30, 2019 will expire by the year 2035.

As of June 30, 2020, the Company had approximately $13,372,771 in tax loss carry forwards that can be utilized future periods to reduce taxable income, and the carry forward incurred for the year ended September 30, 2020 will expire by the year 2036. The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Corporation are subject to examination by the IRS, generally for three years after they are filed.

NOTE 9 – RELATED PARTY TRANSACTIONS

Details of transactions between the Corporation and related parties are disclosed below.

The following transactions were carried out with related parties:

	June 30, 2020	September 30, 2019

Loan from related party	$2,714,197	$1,956,986
Convertible Loans (B)	$9,000	$91,166
Total	$2,723,197	$2,048,152

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

NOTE 10 – BUSINESS COMBINATIONS

Set out below are the controlled and non-controlled members of the group as of June 30, 2020, which, in the opinion of the directors, are material to the group. The subsidiaries as listed below have share capital consisting solely of ordinary shares, which are held directly by the Company; the country of incorporation is also their principal place of business.

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

Acquisition of CBD Imports Pty Ltd

On June 17, 2020, Kibush Capital Corporation (the “Company”) and Hancore Pty Ltd CBD of Australia, (the “Seller”), entered into a Share Purchase Agreement (the “Agreement”) to acquire 51% of the Common Shares of CBD Imports Pty Ltd of Australia. CBD Imports Pty Ltd holds licences issued by the State and Federal Australian Government Authorities to import Cannabidiol to Australia. The purchase price was 5100 Preference A Par Value .001 shares in Kibush Capital Corporation. The Company issued 5,000,000 Preference A Class Shares Par Value .001 as consideration.

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

Management is unable to verify the stocktake and valuation at year end. Accordingly, for the year ended September 30, 2019, and for the 9 months ended June 30, 2020 we written down the amounts to zero to accommodate that situation.

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

Results of Operations

Nine Months Ended June 30, 2020 Compared to Nine Months Ended June 30, 2019

During the nine months ended June 30, 2020, we recognized $112,242 in revenue. We recognized $140,556 revenue during the nine months ended June 30, 2019. The decrease in revenue is attributable to the success of our timber operations and mineral exploration activities.

We had a net profit for the nine months ended June 30, 2020, of $355,530 and a net loss of $380,307 for the nine months ended June 30, 2019. The profit for the period ended June 30, 2020 was more than the loss which occurred during the same period in 2019 due to the reversal of the derivatives as a consequence of the debt consolidation.

Liquidity and Capital Resources

As of June 30, 2020, the Company had only $2,297 cash or cash equivalents on hand. However, as of that date, we had total current assets of $3,538 and total current liabilities of $3,157,688 resulting in a working capital deficit of $3,154,150. As of June 30, 2019, the Company had total current assets of $20,325 and total current liabilities of $3,571,517 resulting in a working capital deficit of $3,551,192. The decrease in working capital deficit arose mainly due to increase in loans owing to related parties, who provided advances to the Company for working capital purposes. The Company intends to fund its exploration through the revenues from the logging activities and the sale of its equity securities. However, there can be no assurance that the Company will be successful doing so. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

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

We had no Off-Balance Sheet arrangements during the quarter ended June 30, 2020.

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

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 27th day of August, 2020.

KIBUSH CAPITAL CORP.

BY:	/s/ WARREN SHEPPARD
Warren Sheppard
President, Chief Executive Officer, Chief Financial and Director

-26-