Form 10-K
period 2020-09-30
Kibush Capital Corp
filed 2021-08-31
CIK 1614466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 FOR THE YEAR ENDED SEPTEMBER 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (SS 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large, accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-accelerated Filer (Do not check if smaller reporting company)	☐	Smaller Reporting Company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was, sold, or the average bid and asked price of such common equity, as of August 30, 2021: $2,699,224 (based upon 586,787,985 shares of non-affiliate stock)

As of August 30, 2021, there were 737,087,103 shares of the registrant’s common stock outstanding and 38,000,000 shares of the registrant’s preferred stock.

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

SECURITIES AND EXCHANGE COMMISSION COVID 19 ORDER 34-88465

The Company has relied on this order 34-88465 for this filing. We could not file this report by the prescribed date as a significant portion of the Company’s business operations arelocated in the Papua New Guinea (“PNG”) including certain of its key personnel responsible for assisting the Company in the preparation of its financial statements. As a result of the travel and work restrictions stemming from the COVID-19 pandemic, the Company was unable to obtain financial records that it needed from its PNG based operations to permit the Company to file a timely and accurate Annual Report on Form 10-K for its year ended September 30, 2020, by the prescribed date without undue hardship and expense to the Company.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking information. Forward-looking information includes statements relating to future actions, prospective products, future performance, or results of current or anticipated products, sales and marketing efforts, costs and expenses, interest rates, outcome of contingencies, financial condition, results of operations, liquidity, business strategies, cost savings, objectives of management of Kibush Capital Corporation (hereinafter referred to as the “Company,” “Kibush Capital,” or “we”) and other matters. Forward-looking information may be included in this Annual Report on Form 10-K or may be incorporated by reference from other documents filed with the Securities and Exchange Commission (the “SEC”) by the Company. One can find many of these statements by looking for words including, for example, “believes,” “expects,” “anticipates,” “estimates” or similar expressions in this Annual Report on Form 10-K or in documents incorporated by reference in this Annual Report on Form 10-K. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information or future events.

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

History

We were incorporated in the State of Nevada on January 5, 2005, under the name Premier Platform Holding Company, Inc. The Company changed its name to Paolo Nevada Enterprises, Inc. on February 4, 2005. On August 18, 2006, the Company completed a merger with Premier Platform Holding Company, Inc., a Colorado corporation, where Paolo Nevada Enterprises, Inc. was the surviving entity. On November 1, 2006, the Company changed its name to the David Loren Corporation. On July 5, 2013, More Superannuation Fund, an Australian entity (“More”), obtained control of the Company from Beachwood Capital, LLC, a Nevada limited liability company. On August 23, 2013, the Company changed its name to Kibush Capital Corporation.

On May 26, 2014, we became an initial subscriber to Aqua Mining Limited, a Papua New Guinea limited company (“Aqua Mining”) resulting in a 49% interest, subsequently increasing to 90%.

The Company is an “emerging growth company” as defined in the Jumpstart Our Business Startups Act (“JOBS Act”).

Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any significant revenues from our current business. In addition, we have sustained losses for the past two years and have a negative working capital at September 30, 2020. We must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to continue our mining exploration activities and business development.

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

Aqua Mining

Logging:

The Company, through its subsidiary Aqua Mining, was successful in obtaining Government approval for the commercialization of timber resources at Gaire, Papua New Guinea. The area that we have agreements with the landowners cover at Gaire 50,000 hectares. We have commenced logging during the December quarter 2019, this site is excellent in resource covering many species of wood, mainly hardwoods kwila and rosewood, there are a number of exotic wood types. It has taken us some time to establish the infrastructure at Gaire, but we have now completed the access road works and established a base camp for 38 on-site workers.

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

Timber:

Initially, we are focusing on the domestic market in Papua New Guinea, where there are a number of major suppliers to the retail marketplace. As our capacity increases, we will look to export timber to the nearby Australian and Asian markets where demand is greater than supply.

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

The timber products will be marketed and distributed from our Timber Yard at Laloki (30 minutes Northeast from Port Moresby PNG). This facility is within easy reach of trade customers and gives quick access to our wholesale customers. In addition, it provides an opportunity for retail sales to be made direct to end consumers. We have developed marketing and distribution strategies based upon our experience working with the Paradise Gardens customer base over the last 12 months.

Competition

The mining industry is acutely competitive in all of its phases. We face strong competition from other mining companies in connection with the acquisition of exploration stage properties or properties containing gold, jade and other mineral reserves. Many of these companies have greater financial resources, operational experience, and technical capabilities than us. It is our goal to find undervalued properties and team up with local joint venture partners to streamline our time to market and costs. In PNG we are finding a number of such properties, as the enforcement of the Mining Act has forced traditional landowners to comply with the relevant requirements of the act. Their ability to do so is limited as they do not have the financial, or management resources to comply.

The logging industry is very competitive in Papua New Guinea. We believe that our policy of working with the landowners and providing direct employment to the local villagers appears to provide us with a competitive advantage of greater acceptance of our activities by government officials, local businesses, and local Papua New Guineans.

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

Government Regulations

Our products and services are subject to foreign, federal, state, provincial and local laws and regulations concerning business activities in general, including the laws of Papua New Guinea and Australia. Our operations will be affected from time to time in varying degrees by domestic and foreign political developments, foreign, federal, and state laws.

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

As of August 30th, 2021, the Company has 29 full time employees.

ITEM 1A.	RISK FACTORS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 1B.	UNRESOLVED STAFF COMMENTS.

Not applicable to smaller reporting companies.

ITEM 2.	PROPERTIES.

In accordance with ASC 842 the company has not entered into any leases that are greater the 12 months and therefore does not capitalize these leases in accordance with ASC 842.The Company utilizes office space from its Director Mr Warren Sheppard, the space is physically located at 7 Sarah Crescent Templestowe Victoria Australia. Management has determined that this arrangement is adequate for its current and immediate foreseeable operating needs.

ITEM 3.	LEGAL PROCEEDINGS.

We are not presently a party to any litigation.

PART II

ITEM 4.	MARKET PRICE FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information1

Fiscal Year – 2020	High Bid	Low Bid
Fourth Quarter: 7/1/20 to 9/30/20	0.0034	0.0012
Third Quarter: 4/1/20 to 6/30/20	0.0038	0.0003
Second Quarter: 1/1/20 to 3/31/20	0.0019	0.0003
First Quarter: 10/1/19 to 12/31/19	0.0006	0.0003

Fiscal Year – 2019	High Bid	Low Bid
Fourth Quarter: 7/1/19 to 9/30/19	0.0006	0.0006
Third Quarter: 4/1/19 to 6/30/19	0.0007	0.0005
Second Quarter: 1/1/19 to 3/31/19	0.0015	0.001
First Quarter: 10/1/18 to 12/31/18	0.0029	0.0016

Our shares of common stock are traded on the OTC Pink operated by the OTC Markets Group, Inc., under the symbol “DLCR”. The shares trading of our common stock began on August 1, 2013.

Holders

As of August 17, 2021, we had 204 stockholders of record.

Dividends

We have not declared or paid any cash dividends on our common stock, and we do not anticipate paying any dividends in the foreseeable future. We expect to retain any future earnings to finance our business activities and any potential expansion. The payment of cash dividends in the future will depend upon our future revenues, earnings and capital requirements and other factors the Board considers relevant.

On August 30, 2021, the closing bid price of our common stock on the OTC pink sheets quotation system was $0.0046 per share .

Warrants or Options

The Company does not have any warrants outstanding, and the Company has not yet adopted a stock option plan.

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

The following discussion and analysis provide information that we believe is relevant to an assessment and understanding of our results of operations and financial condition. You should read this analysis in conjunction with our audited consolidated financial statements and related notes and our unaudited consolidated interim financial statements and their notes. This discussion and analysis contain statements of a forward-looking nature relating to future events or our future financial performance. Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The words “believe,” “expect,” “anticipate,” “intend” and “plan” and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made. Such statements are only predictions, and actual events or results may differ materially.

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

The following discussion of the financial condition and results of our operations should be read in conjunction with the financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K for the year ended September 30, 2020 (this “Report”). This report contains certain forward-looking statements, and our future operating results could differ materially from those discussed herein. Certain statements including, without limitation, statements containing the words “believes”, “anticipates,” “expects” and the like, constitute “forward-looking statements”. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward-looking statements contained or incorporated by reference herein to reflect future events or developments.

Plan of Operations

The Company’s current plan of operation is to continue and expand our logging operations and to refocus on mining activities after achieving sufficient cash flow from logging and timber sales.

The Company has spent considerable time and effort understanding and developing processes for our logging, processing, and sale of finished products. The Company is now ready to deliver to the marketplace approximately 2500 cubic meters of processed timber for sale to both the wholesale and retail markets. We anticipate that the average sales revenue for processed timber will be approximately $750.00 per cubic meter.

Within the next 4 months, the Company plans to (1) acquire and place additional processing equipment in our new Timber yard at Laloki, and (2) acquire additional logging equipment to be deployed as required in Gaire We have placed deposits on various processing equipment, but we may need to finance the balance of the processing equipment and the additional logging machinery. Once the additional logging and processing equipment is placed, we believe that our capacity will increase to approximately 750 cubic meters per month. Moreover, the new processing equipment will allow us to customize our products to specific customer requirements and offer additional value-added timber products, which should help the Company increase profit margins on its timber sales.

With current operations at Gaire, we are optimistic that we can sell an average quantity of 750 cubic meters of timber per month by September of 2021. To support this target, we plan to develop export markets for our finished timber products to avoid relying too heavily on sales to any one region, diversify our customer base and build a more stable sales market. In addition to Gaire, we are investigating additional areas in PNG for potential timber operations to support our projected volume for the next 3 years.

Once we have sustainable excess profits from our logging activities, we plan to renew our mining exploration efforts.

Results of Operations

For the year ended September 30, 2020, and September 30, 2019

Revenues

The Company had $150,842 in revenue for the year ended September 30, 2020, and $178,768 for the year ended September 30, 2019. The decrease in revenue of $27,926 is attributable to Covid impact

Operating expenses

The Company had operating expenses of $504,048 for the year ended September 30, 2020, consisting of general and administrative expenses, as compared with operating expenses of $499,818 for the year ended September 30, 2019, consisting of general and administrative expenses.

Net Profit/Loss

The Company had a net operating profit of $151,252 for the year ended September 30, 2020, compared with a net operating loss of $528,643 for the year ended September 30, 2019. The increase of $679,895 was primarily attributable to the decrease in derivative financing expense.

Operating Activities

Net cash used in operating activities was $198,474 for the year ended September 30, 2020, compared to net cash used in operating activities of $162,240 for the year ended September 30, 2019.

Investing Activities

Net cash used in investing activities was $0 for the year ended September 30, 2020, compared to $23,453 for the year ended September 30, 2019.

Financing Activities

Net cash provided by financing activities was $201,712 for the year ended September 30, 2020, compared to $217,749 for the year ended September 30, 2019.

Liquidity and Capital Resources

As of September 30, 2020, the Company had total current assets of $69,730 and total current liabilities of $3,245,916 resulting in a working capital deficit of $3,176,186. As of September 30, 2019, the Company had total current assets of $18,152 and total current liabilities of $3,738,873 resulting in a working capital deficit of $3,720,720. The decrease in working capital deficit arose mainly due to increase in loans owing to related parties, who provided advances to the Company for working capital purposes. The Company had cash as of September 30, 2020, of $1,448. The Company intends to fund its exploration through the revenues from the logging activities and the sale of its equity securities. However, there can be no assurance that the Company will be successful doing so. We currently have no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit or any other sources. We currently believe that the Company will need approximately $750,000 over the next 12 months to implement our desired expansion of logging activities.

Going Concern

The Company is in the development stage and has insufficient revenues to cover its operating costs. As of September 30, 2020, the Company had an accumulated deficit of $13,577,116 and a working capital deficiency and insufficient cash resources to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan for our continued existence includes selling additional stock through private placements and borrowing additional funds to pay overhead expenses while maintaining marketing efforts to raise our sales volume. Our future success is dependent upon our ability to achieve profitable operations, generate cash from operating activities and obtain additional financing. There is no assurance that we will be able to generate sufficient cash from operations, sell additional shares of common stock or borrow additional funds. Our inability to obtain additional cash could have a material adverse effect on our financial position, results of operations and our ability to continue as a going concern.

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

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity, or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

ITEM 6A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information under this item.

ITEM 7.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF KIBUSH CAPTAL CORPORATION

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Kibush Capital Corporation and its subsidiary (collectively, the Company) as of 30 September 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity, and cash flows, for each of the two years in the period ended September 30, 2020, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as at September 30, 2019 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended September 30, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company reported an accumulated deficit of $13,577,116 and $13,728,369 as of September 30, 2020 and September 30, 2019, respectively, due to the Company having not earned sufficient revenues to cover operating costs since inception and has a working capital deficit from significant short-term debt maturing in less than one year. All these factors raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also discussed in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

ShineWing Australia

We have served as the Company’s auditor since 2017.

Melbourne, Australia

August 31, 2021

KIBUSH CAPITAL CORPORATION

CONSOLIDATED BALANCE SHEET

September 30,

	2020	2019
ASSETS:
CURRENT ASSETS
Cash	1,448	2,224
Trade Debtors	1,244	15,929
Inventory – Raw Materials	-	-
GST Receivable	67,041	52,106
TOTAL CURRENT ASSETS	69,733	70,259
Property and equipment, net	-	126,121
Investment in unconsolidated Joint Venture/Mining Rights	-	-

TOTAL ASSETS	69,733	196,380

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY):
CURRENT LIABILITIES:
Accounts Payable	-	-
Accrued Expenses	472,785	960,249
Wages Payable	2,392	2,392
Convertible notes payable	-	91,166
Loans from Related Parties	2,770,739	1,956,986
Derivative Liabilities		728,080
TOTAL CURRENT LIABILITIES	3,245,916	3,738,873

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $0.001 par value; 50,000,000 shares authorized; Series A 3,000,000 shares issued and outstanding at September 30, 2020 and 2019, respectively	3,000	3,000
Preferred stock, $0.001 par value; 50,000,000 shares authorized; Series B 21,500,000 shares issued and outstanding at September 30, 2020 and 20,000,000 shares issued and outstanding at September 30, 2019, respectively	21,500	20,000
Common stock, $0.001 par value; 2,000,000,000 shares authorized at September 30, 2020 and $0.001 par value; 975,000,000 shares authorized at September 30, 2019, respectively	443,355	443,355
Additional paid-in capital	10,092,518	9,842,517
Accumulated Operating deficit	(13,577,116)	(13,728,369)
Total stockholders’ deficit	(3,016,743)	(3,419,497)
Non-Controlling interest	(159,440)	(122,996)
Total stockholders’ deficit, including non-controlling interest	(3,176,183)	(3,542,493)
Total liabilities and stockholders’ deficit	69,733	196,380

“See notes to financial statements”

KIBUSH CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS EQUITY (DEFICIENCY)

For the years ended September 30, 2020, and 2019

Kibush Capital Corporation

Condensed Consolidated Statements of Stockholders’ Equity

For The Years Ended September 30, 2020

	Common Stock		Preferred Stock		Additional Paid in	Non – controlling	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Capital	interest	Deficit	Deficit
Balance at September 30, 2018	443,354,541	443,355	23,000,000	23,000	9,842,517	-105,929	-13,199,727	-2,996,784

Exchange rate variation	-	-	-	-	-	-	1	1
Net Income (Loss)	-	-	-	-	-	-17,067	-528,643	-545,710
Balance at September 30, 2019	443,354,541	443,355	23,000,000	23,000	9,842,517	-122,996	-13,728,369	-3,542,493

101 Series C Preferred Shares issued for repayment of back salary at $0.0001 per share	-	-	101	-	1	-	-	1
Preference Share B Issued for Consideration at $0.0001 per share	-	-	14,999,899	1,500	-	-	-	1,500
Issuance of Class B & C Pref Shares	-	-	-		250,000	-	-	250,000
Exchange rate variation	-	-	-	-	-	-	-	-
Net Income (Loss)	-	-	-	-	-	-36,445	151,252	114,808
Balance at September 30, 2020	443,354,541	443,355	38,000,000	24,500	10,092,518	-159,441	-13,577,116	-3,176,184

“See notes to financial statements”

KIBUSH CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

For the years ended September 30, 2020, and 2019

	2020	2019
Net revenues	150,842	178,768
Cost of sales	(123,247)	(122,899)
Gross profit	27,595	55,869

Operating expenses:
Research and development	-	-
General and administrative	504,048	499,818
Total operating expenses	504,048	499,818
Loss from operations	(473,453)	(443,949)

Other income (expense):
Interest income	-	-
Interest expense	(145,820)	(100,552)
Other income	737,080	-
Change in fair value of derivative liabilities	-	(1,209)
Total other income/(expense) net	591,260	(101,761)
Loss before provision for income taxes	114,808	(525,710)
Provision for income taxes	-	-
Net Profit / (Loss) from Operations	114,808	(545,710)
Less: Loss attributable to non-controlling interest	36,445	17,067
Gain/Loss from discontinued operations	-	-
Less Net loss from discontinued operations	-	-
Net Profit / (Loss) attributable to Holding Company	151,252	(528,643)

Operating Basic and diluted loss per common share	(0.00)	(0.00)
Discontinued Operating basic and diluted loss per common share	(0.00)	(0.00)
Weighted average common shares outstanding basic and diluted	240,677,271	233,177,271

“See notes to financial statements”

KIBUSH CAPITAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the years ended September 30, 2020, and 2019

	2020	2019
Operating Activities:
Net Profit / (Loss)	$151,252	(528,643)

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	21,823	13,082
Non-cash impairment charge	127,820
Write back of Convertible Note	(9000)
Change in fair value of derivative instruments	(728,080)	1,209
Accounts receivable	-	(10,958)
Wages payable	-	2,392
Accrued expenses	91,891	260,127
Accrued interest	145,820	100,552
Net cash used in operating activities	(198,474)	(162,239)

Investing Activities:
Purchase of property and equipment	0	(23,453)
Net cash used in investing activities	0	(23,453)
Financing Activities: (a)
Repayment of loan from related party	-	-
Proceeds from related party loans, net of debt discounts	201,712	217,749
Net cash provided by financing activities	201,712	217,749
Effective of exchange rates on cash	(4,013)	(31,988)
Net change in cash	(775)	69
Cash, beginning of year	2,224	2,155
Cash, end of year	$1,448	2,224

(a)	Non Cash Financing Activities - On January 9th, 2020, the Company issued Mr Sheppard 14,999,899 Class B Preference Shares and 101 Class C Preference Shares in full satisfaction of his unpaid 2015 and 2016 Salary of $250,000.

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of September 30, 2019, the Company has an accumulated deficit of $13,728,369 and $13,577,116 as of September 30, 2020, and has not earned sufficient revenues to cover operating costs since inception and has a working capital deficit of $3,176,185 at September 30, 2020. The Company intends to fund its logging operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year.

To assist with company financing, Mr Sheppard has provided a letter of comfort to the company stating that he will not request repayment of the loan, for a period of not less than 12 months, from the date of signing the accounts.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the principal accounting policies is set out below:

Cash

The Company maintains its cash balances in interest and noninterest bearing accounts which do not exceed Federal Deposit Insurance Corporation limits.

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

A non-controlling interest in a subsidiary is an ownership interest in a consolidated entity that is reported as equity in the consolidated financial statements and separate from the Company’s equity. In addition, net income/(loss) attributable to non-controlling interests is reported separately from net income attributable to the Company in the consolidated financial statements. The Company’s consolidated statements present the full amount of assets, liabilities, income, and expenses of all of our consolidated subsidiaries, with a partially offsetting amount shown in non-controlling interests for the portion of these assets and liabilities that are not controlled by us.

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

During the year ended September 30, 2020, the Aqua Mining business continued to generate material operating losses. Consequently, management has re-assessed the carrying value of the existing plant and equipment and its ability to generate positive cash flows over the remaining useful life of the group of assets used within the Timber milling business. Managements current assessment, which takes into consideration the ongoing uncertain impacts of COVID-19 on market supply chains and the access to equipment required for timber processing facility enhancements, indicates that the current group of assets are impaired and need to be written down to a carrying value indicative representative of fair value. Managements current assessment of the carrying value is nil as there is no reliable secondary market at present for these assets in the Port Moresby region combined with other market constraints relating to COVID-19 impacts on supply chains. Management will continue to explore opportunities to expand the supply and processing capacity of the timber milling process with a view to re-assessing the carrying value of the asset group should positive operating cash flows start to be generated in future periods.

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

In applying the Black-Scholes valuation model, the Company used the following assumptions during the year ended September 30, 2020:

For the year ended
September 30, 2020
Annual dividend yield	-
Expected life (years)	0.50 – 1.00
Risk-free interest rate	2.050%
Expected volatility	41%

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

The following table presents the Company’s embedded conversion features of its convertible debt measured at fair value on a recurring basis as of September 30, 2019, and as of September 30, 2020:

	Carry Value at	Carry Value at
	September 30, 2020	September 30, 2019

Derivative liabilities:
Embedded conversion features - notes	$-	$728,080

Total derivative liability	$-	$728,080

	For the year ended	For the year ended
	September 30, 2020	September 30, 2019

Change in fair value included in other income (expense), net	-	-1,209

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liabilities measured at fair value using Level 3 inputs:

	For the year ended	For the year ended
	September 30, 2019	September 30, 2019
Embedded Conversion
Features - Notes:
Balance at beginning of year	$728,080	$726,871
Change in derivative liabilities	$-728,080	$2,418
Net change in fair value included in net loss	-	-1,209
Ending balance	$0	$728,080

The Company re-measures the fair values of all its derivative liabilities as of each period end and records the net aggregate gain/loss due to the change in the fair value of the derivative liabilities as a component of other expense, net in the accompanying consolidated statement of operations. During the years ended September 30, 2020, and 2019, the Company recorded a net increase (decrease) to the fair value of derivative liabilities balance $0 and -$ 1,209, respectively.

Debt Consolidation

On January 14, 2020, the Company entered into a Promissory Note Consolidation Agreement (the “Consolidation Agreement”) with one of its noteholders, Warren Sheppard., as lender (“Mr. Sheppard”). Pursuant to the terms of the Consolidation Agreement, the Company consolidated an aggregate of $1,358,692  of outstanding debt obligations (the “Outstanding Debt”), which included principal and interest, (as listed below ) owed to Mr. Sheppard by the Company.

As a consequence of the debt consolidation, the derivative Liabilities associated with option component has been extinguished, therefore, derivative liabilities amounted to $728,080 as of the debt consolidation date are subsequently reversed and charged into profit and losses in January 2020.

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

On January 9th, 2020, the Company issued Mr Sheppard 14,999,899 Class B Preference Shares and 101 Class C Preference Shares in full satisfaction of his unpaid 2015 and 2016 Salary of $250,000.

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

Accounting Treatment of Mining Interests

At this time, the Company does not directly own or directly lease mining properties. However, the Company does have contractual rights and governmental permits which allow the Company to conduct mining exploration on the properties referenced in this report. These contractual relationships, coupled with the government permits issued to the Company (or a subsidiary), are substantially similar in nature to a mining lease. Therefore, we have treated these contracts as lease agreements from an accounting perspective .

Research and Development

Research and development costs are recognized as an expense in the period in which they are incurred. The Company incurred no research and development costs for the years ended September 30, 2020, and 2019, respectively.

Recent Accounting Pronouncements

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

In October 2020, the FASB issued Accounting Standards Update 2020-08—Codification Improvements to Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs. For public business entities, the amendments in this Update are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. Early application is not permitted. All entities should apply the amendments in this Update on a prospective basis as of the beginning of the period of adoption for existing or newly purchased callable debt securities. These amendments do not change the effective dates for Update 2017-08. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In October 2020, the FASB issued Accounting Standards Update 2020-10—Codification Improvements. The amendments in Sections B and C of this Update are effective for annual periods beginning after December 15, 2020, for public business entities. For all other entities, the amendments are effective for annual periods beginning after December 15, 2021, and interim periods within annual periods beginning after December 15, 2022. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In January 2021, the FASB issued Accounting Standards Update 2021-01—Reference Rate Reform (Topic 848): Scope. The amendments in this Update are effective immediately for all entities. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

In March 2021, the FASB issued Accounting Standards Update 2021-03—Intangibles—Goodwill and Other (Topic 350): Accounting Alternative for Evaluating Triggering Events. The amendments in this Update are effective on a prospective basis for fiscal years beginning after December 15, 2019. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance as of March 30, 2021. An entity should not retroactively adopt the amendments in this Update for interim financial statements already issued in the year of adoption. The amendments in this Update also include an unconditional one-time option for entities to adopt the alternative prospectively after its effective date without assessing preferability under Topic 250, Accounting Changes and Error Corrections. We do not expect the adoption of this ASU to have a material effect on our consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on our consolidated financial statements upon adoption.

GST Receivable

The company was subject to a Goods and Services Tax Audit in Papua New Guinea during the financial year, the amounts claimed were confirmed and we are awaiting refunds to the amount as shown in the Balance Sheet as Other Assets in due course. In the meantime we are offsetting Goods and Services Tax charged on sales against this amount.

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

NOTE 4 – PROPERTY AND EQUIPMENT

	September 30, 2020	September 30, 2019

Plant Equipment	113,515	89,322
Motor Vehicle	111,585	111,585
	225,100	200,907
Less accumulated depreciation	-97,280	-74,786
Less Provision for Impairment	-127,820	-
—	$0	$126,121

Depreciation expense was approximately $21,823 for the year ended September 30, 2020 and $13,082 for the year ended September 30, 2019.

During the year ended September 30, 2020, the Aqua Mining business continued to generate material operating losses. Consequently, management has re-assessed the carrying value of the existing plant and equipment and its ability to generate positive cash flows over the remaining useful life of the group of assets used within the Timber milling business. Managements current assessment, which takes into consideration the ongoing uncertain impacts of COVID-19 on market supply chains and the access to equipment required for timber processing facility enhancements, indicates that the current group of assets are impaired and need to be written down to a carrying value indicative representative of fair value. Managements current assessment of the carrying value is nil as there is no reliable secondary market at present for these assets in the Port Moresby region combined with other market constraints relating to COVID-19 impacts on supply chains. Management will continue to explore opportunities to expand the supply and processing capacity of the timber milling process with a view to re-assessing the carrying value of the asset group should positive operating cash flows start to be generated in future periods.

NOTE 5 – CONVERTIBLE NOTES PAYABLE

September 30, 2020
	Note Face Amount	Debt Discount	Net Amount of Note

2011 Note	$-	$-	$-
2012 Note	-	-	-
2013 Note	-	-	-
2014 Note	-	-	-
Total	$-	$-	$-

	September 30, 2019
	Note Face Amount	Debt Discount	Net Amount of Note

2011 Note	$22,166	$-	$22,166
2012 Note	48,000	-	48,000
2013 Note	12,000	-	12,000
2014 Note	9,000	-	9,000
Total	$91,166	$-	$91,166

The company decided to write back the balance of the 2014 Note payable to Firehole Capital Ltd as the company was de-registered during the financial year.

NOTE 6 – LOAN FROM RELATED PARTY

	September 30, 2019
	Note face amount	Debt Discount	Net Amount of note

Loan from related party	$1,956,986	$0	$1,956,986

Total	$1,956,986	$0	$1,956,986

	September 30, 2020
	Note face amount	Debt Discount	Net Amount of note

Loan from related party	$2,770,739	$0	$2,770,739

Total	$2,770,739	$0	$2,770,739

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

As a consequence of the debt consolidation, the derivative Liabilities associated with option component has been eliminated, therefore, derivative liabilities amounted to $728,080 as of the debt consolidation date are subsequently reversed and charged into profit and losses in January 2020.

As at September 30,2020 the Related Party Loans of $2,770,739 comprises Consolidation Note $1,358,692 and an unsecured loan of $1,412,046.

Mr Sheppard has provided a letter of comfort to the company stating that he will not request repayment of the loan, for a period of not less than 12 months, from the date of signing the accounts.

NOTE 7 – STOCKHOLDER’S DEFICIT

Common Stock

On August 22, 2013, the Company’s Board authorized a 225:1 reverse stock split. All share and per share data in the accompanying financial statements and footnotes has been adjusted retrospectively for the effects of the stock split.

On October 12, 2013, the Company issued by director’s resolution, 10,000,000 shares of newly issued common stock for the purchase of a Memorandum of Understanding (dated September 2, 2013) from a related company (Five Arrows Limited); which gave Kibush Capital Corporation the right to acquire 80% ownership in Instacash Pty Ltd, an Australian Currency Services provider, and corporate trustee of the Instacash Trust. As this transaction was with a related party, the value was recorded at the par value of the stock i.e., $0.001 per share of common stock.

Between October 23, 2013, and September 30, 2014, the Company issued a total of 3,274,000 shares of common stock upon the requests from convertible note holders to convert principal totaling $3,274 into the Company’s common stock based on the terms set forth in the loans. The conversion rate was $0.001.

On February 28, 2014, the Company issued by director’s resolution, 40,000,000 shares of newly issued common stock to conclude a Assignment and Bill of Sale (dated February 14, 2014) from a related company (Five Arrows Limited); which gave Kibush Capital Corporation the right to enter into a Joint Venture contract with the leaseholders of certain Mining Leases in Papua New Guinea. As this transaction was with a related party, the value was recorded at par value of the stock i.e., $0.001 per share of common stock.

Between November 1, 2014, and March 31, 2015, the Company issued a total of 4,560,000 shares of common stock upon the requests from convertible note holders to convert principal totaling $3,274 into the Company’s common stock based on the terms set forth in the loans. The conversion rate was $0.001.

Between April 1, 2016, and September 30, 2016, the Company issued a total of 190,114,175 shares of common stock upon the requests from convertible note holders to convert principal totaling $190,114 into the Company’s common stock based on the terms set forth in the loans. The conversion rate was $0.001.

Between October 1, 2016, and December 31, 2016, the Company issued a total of 208,879,614 shares of common stock upon the requests from convertible note holders to convert principal totaling $208,880 into the Company’s common stock based on the terms set forth in the loans. The conversion rate was $0.001.

Between January 1, 2017, and March 31, 2017, the Company issued a total of 9,375,000 shares of common stock upon the requests from convertible note holders to convert principal totaling $9,375 into the Company’s common stock based on the terms set forth in the loans. The conversion rate was $0.001.

Between April 1, 2017, and June 30, 2017, the Company issued a total of 405,000,000 shares of common stock upon the requests from convertible note holders to convert principal totaling $405,000 into the Company’s common stock based on the terms set forth in the loans. The conversion rate was $0.001.

On August 23, 2017, the Company’s Board authorized a 1:25 reverse stock split. All share and per share data in the accompanying financial statements and footnotes has been adjusted retrospectively for the effects of the stock split.

Between October 1, 2017, and December 31, 2017, the Company issued a total of 180,395,000 shares of common stock upon the requests from convertible note holders to convert principal totaling $180,395 into the Company’s common stock based on the terms set forth in the loans. The conversion rate was $0.001.

Between January 1, 2018, and March 31, 2018, the Company issued a total of 139,000,000 shares of common stock upon the requests from convertible note holders to convert principal totaling $139,000 into the Company’s common stock based on the terms set forth in the loans. The conversion rate was $0.001.

Between April 1, 2018, and June 30, 2018, the Company issued a total of 120,000,000 shares of common stock upon the requests from convertible note holders to convert principal totaling $120,000 into the Company’s common stock based on the terms set forth in the loans. The conversion rate was $0.001.

Preferred Stock

Preferred stock includes 50,000,000 shares authorized at $0.001 par value, of which 10,000,000 have been designated Series A and 25,000,000 designated as Series B. A total of 3,000,000 shares of Series A preferred stock are issued and outstanding as of September 30, 2020, and September 30, 2019. A total of 34,999,899 shares of Series B preferred stock were outstanding as of September 30, 2020, and a total of 101 Series C Preference Shares are issued and outstanding as of September 30, 2020.

Issued Preference Share B

On January 9, 2020, the Board of Directors, with the approval of a majority vote of the shareholders approved the filing of a Certificate of Amendment of Designation of the Company’s Series B Preferred Stock (“Series B Preferred Stock”). The Board of Directors authorized the increase of authorized shares of the Series B Preferred Stock to 37,999,899 shares by filing the Certificate of Amendment of Designation with the Nevada Secretary of State. The terms of the Certificate of Amendment of Designation of the Series B Preferred Stock, which was filed and approved by the State of Nevada on January 9, 2020, have not otherwise changed as previously filed and disclosed.

Issued Preference Share C

On January 9, 2020, the Board of Directors, with the approval of a majority vote of the shareholders approved the filing of a Certificate of Amendment of Designation of the Company’s Series C Preferred Stock (“Series C Preferred Stock”). The Board of Directors authorized the increase of authorized shares of the Series C Preferred Stock to 101 shares by filing the Certificate of Amendment of Designation with the Nevada Secretary of State. The terms of the Certificate of Amendment of Designation of the Series C Preferred Stock, which was filed and approved by the State of Nevada on January 9, 2020, have not otherwise changed as previously filed and disclosed.

NOTE 8 – INCOME TAXES

The provision/(benefit) for income taxes for the year ended September 30, 2020, and 2019 was as follows (assuming a 15% effective tax rate)

	September 30, 2020	September 30, 2019
Current Tax Provision
Federal-
Taxable Income	-	-
Total current tax provisions	-	-
	$-	$-

Deferred Tax Provision
Federal-
Loss carry forwards	$-	$-
Change in valuation allowance	$-	$-
Total deferred tax provisions	$-	$-

As of September 30, 2020, the Company had approximately $13,472,301 in tax loss carry forwards that can be utilized future periods to reduce taxable income, and the carry forward incurred for the year ended September 30, 2020, will expire by the year 2035.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Corporation are subject to examination by the IRS, generally for three years after they are filed.

NOTE 9 – RELATED PARTY TRANSACTIONS

Details of transactions between the Corporation and related parties are disclosed below.

The following transactions were carried out with related parties:

	September 30, 2020	September 30, 2019

Loan from related party	$2,770,739	$1,956,986
Convertible Loans (B)	$-	$91,166
Total	$2,770,739	$2,048,152

(a) From time to time, the president and stockholder of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

(b) See Note 6 for details of Convertible notes.

(c) On January 9th, 2020, the Company issued Mr Sheppard 14,999,899 Class B Preference Shares and 101 Class C Preference Shares in full satisfaction of his unpaid 2015 and 2016 Salary of $250,000.

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

NOTE 10 – BUSINESS COMBINATIONS

Set out below are the controlled and non-controlled members of the group as of September 30, 2020, which, in the opinion of the directors, are material to the group. The subsidiaries as listed below have share capital consisting solely of ordinary shares, which are held directly by the Company; the country of incorporation is also their principal place of business.

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

S-1 Registered Shares Issued.

Under the terms and conditions of the S-1 effective as from August 7th 2019, Shares issued and Amounts raised as below.

Date	Shares Subscribed		Proceeds $
January 6 2021	22,123,392	0.0015	33185
February 10 2021	23,237,347	0.0015	34856
March 17 2021	48,381,823	0.0015	72573
April 12 2021	50,000,000	0.0015	75000
May 18 2021	50,000,000	0.0015	75000
July 5 2021	50,000,000	0.0015	75000

	243,742,562		365614

NOTE 14 – INVENTORY

Inventories are valued at cost. Cost is determined using the first-in, first-out method. The cost of finished goods and work-in-progress comprises raw materials, direct labour, other direct costs, and related production overheads (based on normal operating capacity) but excludes borrowing costs. There are three types of inventories in three stages of completion. Raw materials comprise of logs that are on the ground and at the log pond; Work-in-progress comprise of rough sawn timber at the Rigo site whilst Finished goods are planed, straightened timber at Laloki for sale. Each would have a different wholesale value depending on the level of processing. The stock levels held as raw materials and finished goods are minimal, and the saleable condition of the finished timber is questionable and unable to be accurately valued therefore we have written stock down to nil net realizable value.

Increase in Authorized Shares.

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

Our financial statements for the fiscal years ended September 30, 2020 included in this report, have been audited by ShineWing Australia. There have been no disagreements on accounting and financial disclosures with ShineWing Australia through the date of this Form 10-K.

ITEM 9A.	CONTROLS AND PROCEDURES.

Limitations on the Effectiveness of Controls

Our management does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of a simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

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

As of September 30, 2020, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based upon that evaluation, the Company’s management concluded that the Company’s disclosure controls and procedures are not effective at the reasonable assurance level due to the material weaknesses described below:

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

The Company plans to add additional directors, add accounting personnel, and establish an audit committee over time, once it has sufficient income and cash flow to make those changes.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the year ended September 30, 2020, that have affected, or are reasonably likely to affect, our internal control over financial reporting.

ITEM 8B.	OTHER INFORMATION.

None.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following table presents information with respect to our officers, directors and significant employees as of the date of this Report:

Name	Age	Position

Warren Sheppard	62	President, Chief Executive Officer, and Director

Vincent Appo	52	PNG Operations Manager; Director of Aqua Mining

Our directors hold office until the next annual general meeting of the stockholders or until their successors are elected and qualified. Our officers are appointed by our board of directors and hold office until their earlier death, retirement, resignation, or removal.

Biographical Information Regarding Officers and Directors

Warren Sheppard has served as our President, Chief Executive Officer, and director since July 5, 2013. Mr. Sheppard has had an Accountancy Practice, primarily tax based in Australia for approximately the last 30 years. In addition Mr. Sheppard also has served in an oversight capacity as Chief Executive Officer of Q6 Pty Ltd., a software development company, from 2005 to date, and in an oversight capacity as Chief Financial Officer of Uniware Pty Ltd., an accounting software company, from 2001 to date; Westvantage Pty Ltd., a software company, from 2011 to date; Xceed Pty Ltd., an internet development company, from 2001 to date; Ozisp Pty Ltd., an internet service provider company, from 2001 to date; and Altius Mining Ltd., a gold exploration mining company from 2008 to 2011, devoting a few hours per month to these entities, none of which compete with the Company. Mr. Sheppard has served as director of several Australian private companies as well as serving as Trustee of the Australian Aiding Australia Trust, More Superannuation Fund and McMahon Superannuation Fund. Mr. Sheppard’s accounting background as well as his experience serving as chief executive officer and chief financial officer and director of various Australian private companies led to his appointment to the board of directors.

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

Neither Mr. Sheppard nor Mr. Appo are directors in any other U.S. reporting companies, nor have they been affiliated with any company that has filed for bankruptcy within the last ten years. The Company is not aware of any proceedings to which he or any of his associates is a party adverse to the Company or any of the Company’s subsidiaries or has a material interest adverse to it or any of its subsidiaries.

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

Audit Committee

We have no separately designated audit committee. Audit committee functions are performed by our board of directors. None of our directors are deemed independent. All directors also hold positions as our officers. Our board of directors is responsible for: (1) selection and oversight of our independent accountant; (2) establishing procedures for the receipt, retention and treatment of complaints regarding accounting, internal controls and auditing matters; (3) establishing procedures for the confidential, anonymous submission by our employees of concerns regarding accounting and auditing matters; and (4) engaging outside advisors. Moreover, our Board of Directors has not established compensation or disclosure committees.

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

Involvement in Certain Legal Proceedings

During the past ten years, Mr. Warren Sheppard has not been the subject of the following events:

1.	A petition under the Federal bankruptcy laws or any state insolvency law was filed by or against, or a receiver, fiscal agent or similar officer was appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.	Convicted in a criminal proceeding or is a named subject of a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	The subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from, or otherwise limiting, the following activities:

i)	Acting as a futures commission merchant, introducing broker, commodity trading advisor, commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;
ii)	Engaging in any type of business practice; or
iii)	Engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of Federal or State securities laws or Federal commodities laws;

4.	The subject of any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph 3.i in the preceding paragraph or to be associated with persons engaged in any such activity:

5.	Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

6.	Was found by a court of competent jurisdiction in a civil action or by the Commodity Futures Trading Commission to have violated any Federal commodities law, and the judgment in such civil action or finding by the Commodity Futures Trading Commission has not been subsequently reversed, suspended, or vacated;

7.	Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

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

Executive Compensation

Name and Principal Position (a)	Year (b)	Salary (US$) (c)	Bonus (US$) (d)	Stock Awards (US$) (e)	Option Awards (US$) (f)	Non-Equity Incentive Plan Compensation (US$) (g)	Nonqualified Deferred Compensation Earnings (US$) (h)	All Other Compensation (US$) (i)	Total (US$) (j)
Warren Sheppard	2020	80,500	0	0	0	0	0	0	80,500
President & CEO	2019	250,000	0	0	0	0	0	0	250,000

Vincent Appo	2020	55,821	0	0	0	0	0	0	55,821
Operations Manager &	2019	55,821	0	0	0	0	0	0	55,821
Director of Aqua Mining

(1)

Mr. Sheppard was appointed president and CEO on May 20, 2013. Mr. Sheppard earned a salary of $250,000 during the fiscal years ended September 30, 2019, and $80,500 during the fiscal years ended September 30, 2020. Mr. Sheppard earned no bonuses during the fiscal year ended September 30, 2020, and earned no bonuses during the year ended September 30, 2019. The Company did not have the ability to pay Mr. Sheppard’s earnings in during the fiscal year, so those earnings were accrued as a liability of the Company. Mr. Sheppard’s base compensation for the fiscal years ended September 30, 2020, and 2019 may be converted into shares, but such shares have not been issued. Mr. Sheppard has not waived his rights to these shares.

On January 9th, 2020, the Company issued Mr Sheppard 14,999,899 Class B Preference Shares and 101 Class C Preference Shares in full satisfaction of his unpaid 2015 and 2016 Salary of $250,000.

(2)	Mr. Appo was appointed as operations manager on January 1, 2014 and became director of Aqua Mining on May 26, 2014. Mr. Appo earned a salary of $55,821 (156,000 PGK) during fiscal year 2019 and 2018.

Employment Contracts

Warren Sheppard: We entered into an employment agreement, dated January 1, 2020, with Warren Sheppard to serve as our President and as a director. The initial term of the agreement is four years, which term shall automatically be renewed for additional one-year periods, unless the Company shall notify Mr. Sheppard at least 90 days prior to the expiration of the then current term or its desire not to renew the agreement. As the President, Mr. Sheppard receives an annual base salary of $24,000 which shall not be decreased except in connection with the reduction of the salaries of all executives of the Company. In addition, Mr. Sheppard shall be entitled to a bonus in the amount of $150,000 to be payable in common stock of the Company, upon the acquisition of a subsidiary or business valued at greater than $1,000,000. Such acquisition bonuses will be issued based upon the closing price of the Company’s stock as of the date of the closing of such an acquisition. Mr. Sheppard receives no separate compensation to serve as a director of the Company. In the event Mr. Sheppard employment is terminated for whatever reason, he will be entitled to salary and benefits that have accrued prior to the date of termination. There are no provisions for severance payments upon termination in the agreement. Mr. Sheppard is subject to a non-solicitation prohibition for two years after his termination of employment with the Company.

Other Executive Officers

During 2020, no employment contracts were entered into with any officers.

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

Outstanding Equity Awards

Our officers and directors do not have unexercised options, stock that has not vested, or equity awards. There were no outstanding equity awards to our named executive officers at September 30, 2020.

Compensation of Directors

Directors’ Compensation

Name (a)	Fees Earned or Paid in Cash (US$) (b)	Stock Awards (US$) (c)	Option Awards (US$) (d)	Non-Equity Incentive Plan Compensation (US$) (e)	Deferred Compensation Earnings (US$) (f)	All Other Compensation (US$) (g)	Total (US$) (h)
Warren Sheppard	0	0	0	0	0	0	0

The persons who served as members of our board of directors, including executive officers did not receive any compensation for services as a director for 2020.

We do not currently have Board committees, including an audit committee.

Indemnification

Our Amended and Restated Articles of Incorporation (“Articles”) provide that our directors and officers be indemnified by us to the fullest extent authorized by the Nevada Revised Statutes, against all expenses and liabilities reasonably incurred in connection with services for us or on our behalf except for (i) acts or omissions that involve intentional misconduct, fraud, or a knowing violation of law or (ii the payment of dividends in violation of Nevada law. Our Articles also permit us to secure insurance on behalf of any officer, director, employee, or other agent for any liability arising out of his or her actions in this capacity. Our Articles provide that we will advance all expenses incurred to any person who was or is a party or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, whether civil or criminal, upon receipt of an undertaking by or on behalf of such person to repay said amounts should it be ultimately determined that the person was not entitled to be indemnified under our Articles or otherwise.

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

The percentages below are calculated based on 737,087,103 shares of common stock issued and outstanding as of August 24th, 2021 and 38,000,000 shares of our preferred stock issued and outstanding as of the same date.

Table of Beneficial Ownership of Stock

Name of Beneficial Owner	Title of Class	Amount of Direct Ownership		Amount of Indirect Ownership		Total Beneficial Ownership		Percentage of Class
Five Arrows Limited (1) Suite 201, Rogers Office Building Edwin Wallace Ray Drive, George Hill, Anguilla	Common Stock	284,447		0		284,447		0.01%
More Superannuation Fund (2)	Common Stock	1,327		0		1,327		0.01%
7 Sarah Crescent Templestowe, VIC 3106 Australia	Series A Preferred Stock	3,000,000		0		3,000,000		100%
Warren Sheppard (3)	Common Stock	150,013,343		285,775		150,299,118		20.3%
7 Sarah Crescent Templestowe, VIC 3106 Australia	Series B Preferred Stock	34,499,899		0		34,499,899		100%
	Series C Preferred stock	101		0		101		100%
		150,013,343	(3)	285,775	(3)	150,299,118	(3)	20.3%
All Officers and Directors as a Group (2 Persons	Common Stock Series A Preferred Stock			3,000,000	(2)	3,000,000	(2)	100%
	Series B Preferred Stock	21,500,000	(3)			21,500,000	(3)	100%

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

(3) Warren Sheppard directly owns 150,013,343 shares of Common Stock. In addition, Mr. Sheppard controls Five Arrows Limited and More Superannuation Fund through which he indirectly owns an additional 285,775 shares of common stock. Therefore, Mr. Sheppard’s total beneficial ownership of the Company’s common stock is 150,299,118 shares. In addition to Mr. Sheppard’s ownership of common stock, he owns 34,499,899 shares of Class B Preferred Stock and 101 shares of Class C Preferred directly and 3,000,000 shares of Class A Preferred Stock indirectly. Class A Preferred votes with common stock at a ratio of 20 to 1, Class B Preferred votes with common stock at a ratio of 100 to 1, and Class C Preferred votes at 65% of the Issued Stock. Including the voting power provided in through the Company’s Preferred Stock, Mr. Sheppard holds approximately 90% of the Company’s voting power.

The Company does not have any change-in-control agreements with its executive officer nor know of any arrangements which may result in a change of control of the Company.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Related Party Transactions

Except as described below, there were no transactions with any executive officers, directors, 5% stockholders and their families and affiliates during the fiscal year ended September 30, 2020.

Vincent Appo, the Company’s mining manager is a director and a 10% shareholder of our Papua New Guinea subsidiary, Aqua Mining (PNG) Limited

On December 10, 2014, the Company authorized the issuance of 3,001,702 shares of common stock to Warren Sheppard pursuant to the employment contract between the Company and Mr. Sheppard.

From time to time, Warren Sheppard provided advances to the Company for its working capital purposes, during the financial year ending September 30 2020,Mr Sheppard advanced a further $201,712. These advances bear no interest and are due on demand.

As at September 30, 2020, these advances owing to Mr Sheppard totalled $1,412,047.

On January 9th, 2020, the Company issued Mr Sheppard 14,999,899 Class B Preference Shares and 101 Class C Preference Shares in full satisfaction of his unpaid 2015 and 2016 Salary of $250,000.

As disclosed in Note 6, Mr Sheppard, entered into a Debt Consolidation during the year.

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

2020	ShineWing Australia	$15,000
2019	Shine Wing Australia	$15,000

(2) Audit-Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported in the preceding paragraph:

2020	ShineWing Australia	$0
2019	ShineWing Australia	$0

(3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2020	ShineWing Australia	$0
2019	Shine Wing Australia	$0

(4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2020	ShineWing Australia	$0
2019	ShineWing Australia	$0

(5)	As a smaller reporting company, we do not have an audit committee. Warren Sheppard, our sole director, approves all accounting related activities prior to the performance of any services by any accountant or auditor.

(6)	The percentage of hours expended on the principal accountant’s engagement to audit our consolidated financial statements for the most recent fiscal year that were attributed to work performed by persons other than the principal accountants full time, permanent employees, to the best of our knowledge, was 0%.

PART IV.

ITEM 14.	EXHIBITS AND CONSOLIDATED FINANCIAL STATEMENT SCHEDULES.

The following is a complete list of exhibits filed as part of this annual report:

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation, as amended	Form 10/A	8/05/15	3.1 – 3.6

3.2	Bylaws	Form 10/A	8/05/15	3.7

4.1	Certificate of Designation, dated April 19, 2011	Form 10/A	8/05/15	4.1

4.2	Certificate of Designation, dated November 22, 2016	10-K	17/11/16	4.1

10.1	Management Agreement for Paradise Gardens (PNG)	10-Q	8/20/15	10.1

14.1	Code of Ethics	10-K	1/13/16	14.1

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer				X

101. INS	XBRL Instance Document

101. SCH	XBRL Taxonomy Extension – Schema

101. CAL	XBRL Taxonomy Extension – Calculations

101. DEF	XBRL Taxonomy Extension – Definitions

101. LAB	XBRL Taxonomy Extension – Labels

101. PRE	XBRL Taxonomy Extension – Presentation

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities and Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on this 31st day of August 2021.

KIBUSH CAPITAL CORPORATION

BY:	/s/ WARREN SHEPPARD
Warren Sheppard
President and Principal Executive Officer, Principal Accounting Officer, Principal Financial Officer, Secretary and Treasurer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dated indicated.

Signature	Title	Date

/s/ WARREN SHEPPARD	President, Chief Executive Officer, Chief Financial Officer and Director	August 31, 2021
Warren Sheppard

-40-