Form 10-Q
period 2020-12-31
Kibush Capital Corp
filed 2021-09-23
CIK 1614466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of 21st September 2021, there were 737,087,103 shares of the registrant’s common stock outstanding and 38,000,000 shares of the registrant’s preferred stock

CAUTIONARY NOTE REGARDING EXPLORATION STAGE STATUS

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

December 31, 2020

C O N T E N T S

CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	Quarter ended December 31,	Quarter ended December 31,
	2020	2019
Net revenues	27,712	39,276
Cost of sales	-7,413	-30,784
Gross profit	20,299	8,492

Operating expenses:
General and administrative
General and administrative	-90,493	-158,513
Total operating expenses	-90,493	158,513
Profit/Loss from operations	-70,194	-150,021

Other income (expense):
Interest income		-
Amortisation of Debt Discount		-
Interest expense	-42,808	-25,345
Other income	-	-
Change in fair value of derivative liabilities		-63,467
Total other expense, net	-42,808	-88,812
Profit/Loss before provision for income taxes	-113,002	-238,833
Provision for income taxes	-	-
Net profit/loss from operations	-113,002	-238,833
Less: Loss attributable to non-controlling interest	6410	8,671
Net profit/loss attributable to Holding Company	-106,592	-230,162
Other Comprehensive Income/(Loss)
Foreign Exchange Adjustment	-6497	-
Comprehensive Loss	-113,089

Basic and diluted loss per common share	$0.00	$0.00
Weighted average common shares outstanding basic and diluted	240,677,271	233,177,226

INTERIM CONSOLIDATED BALANCE SHEETS

(Unaudited)

	December 31,	September 30,
	2020	2020
Current assets:
Cash	$1,794	$1,448
Trade Debtors	-	1,241
Sundry Debtors	219	-
GST receivables	70,302	67,041
Total current assets	72,315	69,730

Total assets	$72,315	$69,730

Current liabilities:
Accounts payable	-	-
Accrued expenses	521,593	483,000
Wages payable	2,305	2,392
Loan from related party	2,844,100	2,770,739
Total current liabilities	3,367,998	3,256,131

Stockholders’ deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; 38,000,000 shares issues and outstanding	24,500	24,500
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 443,354,441 shares issued and outstanding	443,355	443,355
Additional paid-in capital	10,092,518	10,092,518
Accumulated deficit	-13,690,204	-13,577,116
Total stockholders’ deficit, including non-controlling interest	-3,129,831	-3,016,744
Non-Controlling interest	-165,852	-159,441
Total stockholders’ deficit	-3,295,683	-3,176,185
Total liabilities and stockholders’ deficit	$72,315	$69,730

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	3 months ended December 31 , 2020	3 months ended December 31, 2019
Operating Activities:
Net loss	-113,002	-230,162

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	-	2,695
Change in fair value of derivative instruments	-	63,469
Changes in operating assets and liabilities:
Other assets	-3261	-
Accounts receivable	1241	-15,929
Accrued expenses	6,000	62,500
Accrued interest	42,808	25,345
Deposits		-
Net cash used in operating activities	-66,214	-92,082

Cash flows from investing activities:
Purchase of property and equipment	-	-3,195
Net cash used in investing activities	-	-3,195
Cash flows from financing activities:
Proceeds from related party loans, net of debt discounts	66,569	95,953
Net cash provided by financing activities	66,569	95,953
Foreign currency translation adjustment	-9	-228
Net change in cash	346	674
Cash, beginning of period	1,448	2,223
Cash, end of period	1,794	2,669

KIBUSH CAPITAL CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

for the period SEPTEMBER 30, 2020, December 31, 2020

(Unaudited)

	Common Stock		Preferred Stock		Paid In	Non- Controlling	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Income	Deficit
Balance at September 30, 2019	443,354,541	443,355	23,000,000	23,000	9,842,517	-122,996	-13,728.369	-	-3,542,493

101 Series C Preferred Shares issued for repayment of back salary at $0.001 per share	-	-	15,000	1,500	-	-	-	-	1,500
Exchange rate variation Write back accruals	-	-	-	-	250,001	-	-	-	250,001
Net loss	-	-	-	-	-	-36,445	-151,252	-	114,808

Balance at September 30, 2020	443,354,541	443,355	38,000,000	24,500	10,092,518	-159,441	-13,577,116	-	-3,176,184
101 Series C Preferred Shares issued for repayment of back salary at $0.001 per share	-	-	-	-		-	-	-
Exchange rate variation	-	-	-	-	-	-	-6497	-	-6497
Net loss	-	-	-	-	-	-6,410	-106,592	-	-113,002

Balance at December 31, 2020	443,354,541	443,355	38,000,000	24,500	10,092,518	-165,852	-13,690,204	-	-3,295,683

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at December 31, 2020, the Company has an accumulated deficit of $13,690,204 and $13,577,116 as of September 30, 2020 and has not earned sufficient revenues to cover operating costs since inception and has a working capital deficit. The Company intends to fund its mining exploration through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year.

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

Property and Equipment

Property and equipment are stated at cost. Depreciation is computed using the straight-line method over estimated useful lives as follows:

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

Impairment of Long-Lived Assets

In accordance with FASB ASC 360-10-5, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates the carrying value of its long-lived assets for impairment whenever events or changes in circumstances indicate that such carrying values may not be recoverable. The Company uses its best judgment based on the current facts and circumstances relating to its business when determining whether any significant impairment factors exist. The Company considers the following factors or conditions, among others, that could indicate the need for an impairment review:

●	Significant under performance relative to expected historical or projected future operating results.
●	Significant changes in its strategic business objectives and utilization of the assets.
●	Significant negative industry or economic trends, including legal factors.

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

Accounting Treatment of Mining Interests

At this time, the Company does not directly own or directly lease mining properties. However, the Company does have contractual rights and governmental permits which allow the Company to conduct mining exploration on the properties referenced in this report. These contractual relationships, coupled with the government permits issued to the Company (or a subsidiary), are substantially similar in nature to a mining lease. Therefore, we have treated these contracts as lease agreements from an accounting perspective.

Research and Development

Research and development costs are recognized as an expense in the period in which they are incurred. The Company incurred no research and development costs for the quarter ended December 31, 2020.

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

NOTE 4 – PROPERTY AND EQUIPMENT

	December 31, 2020	September 30, 2020

Plant Equipment	113,515	113,515
Motor Vehicle	111,585	111,585
	225,100	225,100
Less Accumulated Depreciation	-97,280	-97,280
Less Provision for Impairment	-127,820	-127820
—	$0	$0

NOTE 5 – LOAN FROM RELATED PARTY

Convertible Notes Issued to the President and Director of Kibush Capital Corporation:

	December 30, 2020
	Note face amount	Debt Discount	Net Amount of note

Loan from related party	$2,844,100	$0	$2,844,100

Total	$2,844,100	$0	$2,844,100

	September 30, 2020
	Note face amount	Debt Discount	Net Amount of note

Loan from related party	$2,770,739	$0	$2,770,739

Total	$2,770,739	$0	$2,770,739

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

As at December 30,2020 the Related Party Loans of $2,844,100 comprises Consolidation Note $1,358,692 and an unsecured loan of $1,485,408.27.

Mr Sheppard has provided a letter of comfort to the company stating that he will not request repayment of the loan, for a period of not less than 12 months, from the date of signing the 10 K accounts.

NOTE 6 – STOCKHOLDER’S DEFICIT

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

Preferred Stock

Preferred stock includes 50,000,000 shares authorized at $0.001 par value, of which 10,000,000 have been designated Series A and 25,000,000 designated as Series B. A total of 3,000,000 shares of Series A preferred stock are issued and outstanding as of December 30, 2020, and September 30, 2020. A total of 34,999,899 shares of Series B preferred stock were outstanding as of December 31, 2020, and a total of 101 Series C Preference Shares are issued and outstanding as of December 31, 2020.

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

NOTE 7 – INCOME TAXES

The provision/(benefit) for income taxes for the 3 months ended December 31, 2020 and the year ended September 30, 2020 was as follows (assuming a 15% effective tax rate).

	3 months ended December 31,	September 30,
	2020	2020
Current Tax Provision
Federal-
Taxable Income	-	-
Total current tax provisions	-	-
	$-	$-

Deferred Tax Provision
Federal-
Loss carry forwards	$-	$-
Change in valuation allowance	$-	$-
Total deferred tax provisions	$-	$-

As of September 30, 2020, the Company had approximately $13,577,116 in tax loss carry forwards that can be utilized future periods to reduce taxable income, and the carry forward incurred for the year ended September 30, 2020 will expire by the year 2035.

As of December 31, 2020, the Company had approximately $13,690,204 in tax loss carry forwards that can be utilized future periods to reduce taxable income, and the carry forward incurred for the year ended September 30, 2021 will expire by the year 2036.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Corporation are subject to examination by the IRS, generally for three years after they are filed.

NOTE 8 – RELATED PARTY TRANSACTIONS

Details of transactions between the Corporation and related parties are disclosed below.

The following transactions were carried out with related parties:

	December 30, 2020	September 30, 2020

Loan from related party	$2,844,100	$2,770,739

Total	$2,844,100	$2,770,739

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

NOTE 10 – LEGAL PROCEEDINGS

We are not presently a party to any litigation.

NOTE 11 - CONTINGENT LIABILITIES

None.

NOTE 12 – SUBSEQUENT EVENTS

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

NOTE 13 – INVENTORY

Inventories are valued at cost. Cost is determined using the first-in, first-out method. The cost of finished goods and work-in-progress comprises raw materials, direct labour, other direct costs, and related production overheads (based on normal operating capacity) but excludes borrowing costs. There are three types of inventories in three stages of completion. Raw materials comprise of logs that are on the ground and at the log pond; Work-in-progress comprise of rough sawn timber at the Rigo site whilst Finished goods are planed, straightened timber at Laloki for sale. Each would have a different wholesale value depending on the level of processing. The stock levels held as raw materials and finished goods are minimal, and the saleable condition of the finished timber is questionable and unable to be accurately valued therefore we have written stock down to nil net realizable value

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

Results of Operations

Three Months Ended December 31, 2020 Compared to Three Months Ended December 31, 2019

During the three months ended December 31, 2020, we recognized $27,712 in revenue. We recognized $39,276 revenue during the three months ended December 31, 2019.

We had a net loss for the three months ended December 31, 2020, of $106,592 and a net loss of $230,162 for the three months ended  December 31, 2019.

Liquidity and Capital Resources

As of December 31, 2020, the Company had $1,794 cash or cash equivalents on hand. However, as of that date, we had total current assets of $72,315 and total current liabilities of $3,367,998 resulting in a working capital deficit of $3,295,683. As of December 31, 2019, the Company had total current assets of $190,891 and total current liabilities of $3,972,216 resulting in a working capital deficit of $3,781,325. The Company intends to fund its exploration through the revenues from the logging activities and the sale of its equity securities. However, there can be no assurance that the Company will be successful doing so. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

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

We had no Off-Balance Sheet arrangements during the quarter ended December 31, 2020.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended December 31, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 22nd of September 2021.

KIBUSH CAPITAL CORP.

BY:	/S/ WARREN SHEPPARD
Warren Sheppard
President, Chief Executive Officer, Chief Financial and Director

-22-