Form 10-Q
period 2021-03-31
Kibush Capital Corp
filed 2021-09-23
CIK 1614466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of 17th September 2021, there were 737,087,103 shares of the registrant’s common stock outstanding and 38,000,000 shares of the registrant’s preferred stock

CAUTIONARY NOTE REGARDING EXPLORATION STAGE STATUS

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

March 31, 2021

C O N T E N T S

CONSOLIDATED STATEMENT OF OPERATIONS

	Quarter Ended March 31,	Quarter Ended March 31,	6 Months ended March 31	6 Months ended March 31
	2021	2020	2021	2020
Net revenues	24,091	34,181	75,383	73,457
Other Income
Cost of sales	(2,166)	(20,133)	(65,987)	(50,918)
Gross profit	21,925	14,048	9,396	22,539

Operating expenses:
Research and development	-	-	-
General and administrative
General and administrative	120,103	46,633	134,523	205,146

Loss from operations	(98,178)	(32,585)	(125,127)	(182,607)

Other income (expense):
Interest income		-	-
Interest expense	(41,877)	(43,404)	(84,685)	(68,749)
Other income	-	722,732		722,732
Change in fair value of derivative liabilities	-	58,771		(4,696)

Loss before provision for income taxes	(140,055)	705,514	(209,812)	466,680

Net loss	-140,055	705,514	-209,812	466,680

Less: Loss attributable to non-controlling interest	9,561	2,394	10,884	11,066

Net loss attributable to Holding Company	(130,494)	707,908	(198,928)	477,746

Other Comprehensive Income/(Loss)
Foreign Exchange Adjustment	-11,567	0	0	0

Comprehensive loss	(142,061)	707,908	(198,928)	477,746

Basic and diluted loss per common share	0.00	0.00	0.00	0.00
Weighted average common shares outstanding
basic and diluted	240,677,271	233,177,226	240,677,271	240,677,271

INTERIM CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2021	2020
ASSETS
Current assets:
Cash	54,497	1,448
Trade Debtors	-	1,241
Sundry Debtors	220	-
GST receivables	73,714	67,042
Inventory - Raw Materials	-	-
Total current assets	128,431	69,731

Property and equipment, net	-	-
Paradise Gardens	-	-
Shares in Aqua Mining	-	-
Other assets	-	-
Deposits Paid	-	-
Goodwill	-	-
Total assets	128,431	69,731

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	-	-
Accrued expenses	569,470	482,785
Wages payable	2,316	2,392
Loan from related party	2,866,053	2,770,739
Deposits	-	-
Total current liabilities	3,437,839	3,255,916

Stockholders’ deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; 38,000,000 issued and outstanding	24,500	24,500
Common stock, $0.001 par value; 2000,000,000 shares authorized 537,087,104 issued and outstanding	537,087	443,355
Additional paid-in capital	10,136,684	10,092,518
Accumulated Operating Deficit	-13,832,266	-13,577,116
Total stockholders’ deficit, including non-controlling interest	-3,133,995	-3,016,743
Non-Controlling interest	-175,413	-159,441
Total stockholders’ deficit	-3,309,408	-3,176,184
Total liabilities and stockholders’ deficit	128,431	79,731

CONSOLIDATED STATEMENT OF CASH FLOWS

	6 Months Ended March 31	6 Months Ended March 31,
	2021	2020
Operating Activities:
Net loss/profit	-140,055	477,678

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	-	5,657
Amortization of debt discount	-	-
Impairment of assets	11,790
Discontinued operations	-	-
Gain/Loss from discontinued operations	-
Change in fair value of derivative instruments	-	-718,036
Stock based payments	-	-
Changes in operating assets and liabilities:	-
Prepaid expenses and other assets	-	-
Others asset GST Rec	-3,412	-
Wages payable		-
Accounts receivable
Inventory Raw Materials	-	-
Accrued expenses	6,000	68,500
Accrued interest	41,877	68,749
Deposits	-	-
Net cash used in operating activities	-83,800	-97,452

Investing Activities:
Goodwill on Consolidation	-	-
Investment in Angel Jade
Paradise Gardens	-	-
Purchase of property and equipment	-11,790	-10,529
Net cash used in investing activities	-11,790	-10,529
Financing Activities:
Proceeds from S1 Subscriptions	137,898	-
Repayment of loan from related party		-
Proceeds from related party loans, net of debt discounts	10,405	124,009
Net cash provided by financing activities	148,303	124,009
Effective of exchange rates on cash	-10	-13,998
Net change in cash	52,713	16,028
Cash, beginning of year	1,794	2,223
Cash, end of year	54,497	4,253

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

for the period SEPTEMBER 30, 2020, December 31, 2020, March 2021

(Unaudited)

	Common Stock		Preferred Stock		Paid In	Non-Controlling	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Income	Deficit
Balance at September 30, 2019	443,354,541	443,355	23,000,000	23,000	9,842,517	-122,996	-13,728.369	-	-3,542,493

101 Series C Preferred Shares issued for repayment of back salary at $0.001 per share	-	-	15,000	1,500	-	-	-	-	1,500
Exchange rate variation Write back accruals	-	-	-	-	250,001	-	-	-	250,001
Net loss	-	-	-	-	-	-36,445	-151,252	-	114,808

Balance at September 30, 2020	443,354,541	443,355	38,000,000	24,500	10,092,518	-159,441	-13,577,116	-	-3,176,184

Exchange rate variation	-	-	-	-	-	-	-6497	-	-6497
Net loss	-	-	-	-	-	-6,410	-106,592	-	-113,002

Balance at December 31, 2020	443,354,541	443,355	38,000,000	24,500	10,092,518	-165,852	-13,690,204	-	-3,295,684

93,732,563 Common shares were issued at 0.0015 per share	93,732,563	93,732			44,166				137,898

Exchange rate variation	-	-	-	-	-	-	-11,567	-	-11,567
Net loss	-	-	-	-	-	-9,561	-130,494	-	-140,055

Balance at March 31, 2021	537,087,104	537,087	38,000,000	24,500	10,136,684	-175,413	-13,832,266	-	-3,309,408

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at March 31, 2021, the Company has an accumulated deficit of $13,832,266 and $13,577,116 as of September 30, 2020 and has not earned sufficient revenues to cover operating costs since inception and has a working capital deficit. The Company intends to fund its mining exploration through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year.

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

Research and Development

Research and development costs are recognized as an expense in the period in which they are incurred. The Company incurred no research and development costs for the quarter ended March 31, 2021.

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

NOTE 4 – PROPERTY AND EQUIPMENT

	March 31, 2021	September 30, 2020

Plant Equipment	11,790	113,515
Motor Vehicle	-	111,585
	11,790	225,100
Less Accumulated Depreciation	-	-97,280
Less Provision for Impairment	-11,790	-127820
—	$0	$0

NOTE 6 – LOAN FROM RELATED PARTY

Convertible Notes Issued to the President and Director of Kibush Capital Corporation:

	March 31, 2021
	Note face amount	Debt Discount	Net Amount of note

Loan from related party	$2,866,053	$0	$2,866,053

Total	$2,866,053	$0	$2,866,053

	September 30, 2020
	Note face amount	Debt Discount	Net Amount of note

Loan from related party	$2,770,739	$0	$2,770,739

Total	$2,770,739	$0	$2,770,739

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

As at March 31,2021 the Related Party Loans of $2,866,053 comprises Consolidation Note $1,358,692 and an unsecured loan of $1,507,360.88.

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

On January 06, 2021 Company Issued a total of 22,123,392 shares of common stock upon the requests from convertible note holders to convert principal totaling $33,185 into the Company’s common stock based on the terms set forth in the loans. The conversion rate was 0.0015.

On February 10, 2021 Company Issued a total of 23,237,347 shares of common stock upon the requests from convertible note holders to convert principal totaling $34,856 into the Company’s common stock based on the terms set forth in the loans. The conversion rate was 0.0015.

On March 17, 2021 Company Issued a total of 48,381,823 shares of common stock upon the requests from convertible note holders to convert principal totaling $72,573 into the Company’s common stock based on the terms set forth in the loans. The conversion rate was 0.0015.

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

NOTE 8 – INCOME TAXES

The provision/(benefit) for income taxes for the 3 months ended March 31, 2021 and the year ended September 30, 2020 was as follows (assuming a 15% effective tax rate).

	3 months ended	Year ending
	March 31, 2021	September 30, 2020
Current Tax Provision
Federal-
Taxable Income	-	-
Total current tax provisions	-	-
	-	-

Deferred Tax Provision
Federal-
Loss carry forwards	-	-
Change in valuation allowance	-	-
Total deferred tax provisions	-	-

As of September 30, 2020, the Company had approximately $13,577,116 in tax loss carry forwards that can be utilized future periods to reduce taxable income, and the carry forward incurred for the year ended September 30, 2020 will expire by the year 2035.

As of March 31, 2021, the Company had approximately $13,832,266 in tax loss carry forwards that can be utilized future periods to reduce taxable income, and the carry forward incurred for the year ended September 30, 2021 will expire by the year 2036.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Corporation are subject to examination by the IRS, generally for three years after they are filed.

NOTE 9 – RELATED PARTY TRANSACTIONS

Details of transactions between the Corporation and related parties are disclosed below.

The following transactions were carried out with related parties:

	March 31, 2021	September 30, 2020

Loan from related party	$2,866,053	$2,770,739

Total	$2,866,053	$2,770,739

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

NOTE 12 - CONTINGENT LIABILITIES

None.

NOTE 13 – SUBSEQUENT EVENTS

S-1 Registered Shares Issued.

Under the terms and conditions of the S-1 effective as from August 7th 2019, Shares issued and Amounts raised as below.

Date	Shares Subscribed		Proceeds $
January 6 2021	22,123,392	0.0015	33185
February 10 2021	23,237,347	0.0015	34856
March 17 2021	48,381,823	0.0015	72573
April 12 2021	50,000,000	0.0015	75000
April 30 2021	50,000,000	0.0015	75000
May 18 2021	50,000,000	0.0015	75000

	243,742,562		365614

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

Results of Operations

Three Months Ended March 31, 2021, Compared to Three Months Ended March 31, 2020

During the three months ended March 31, 2021, we recognized $24,091 in revenue. We recognized $34,181 revenue during the three months ended March 31, 2020. The increase in revenue is attributable to the success of our timber operations and mineral exploration activities.

We had a net loss for the three months ended March 31, 2021, of $130,494 and a net profit of $707,908 for the three months ended March 31, 2020.

Liquidity and Capital Resources

As of March 31, 2021, the Company had $54,497 cash or cash equivalents on hand. However, as of that date, we had total current assets of $128,431 and total current liabilities of $3,437,839 resulting in a working capital deficit of $3,309,408. As of March 31, 2020, the Company had total current assets of $200,757 and total current liabilities of $3,025,069 resulting in a working capital deficit of $2,824,312. The increase in working capital deficit arose mainly due to increase in loans owing to related parties, who provided advances to the Company for working capital purposes. The Company intends to fund its exploration through the revenues from the logging activities and the sale of its equity securities. However, there can be no assurance that the Company will be successful doing so. We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

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

We had no Off-Balance Sheet arrangements during the quarter ended March 31, 2021.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended March 31, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 23rd of September 2021.

KIBUSH CAPITAL CORP.

BY:	/s/ WARREN SHEPPARD
Warren Sheppard
President, Chief Executive Officer, Chief Financial and Director

-21-