Form 10-Q
period 2021-06-30
Kibush Capital Corp
filed 2021-09-24
CIK 1614466

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of 23rd September 2021, there were 737,087,103 shares of the registrant’s common stock outstanding and 38,000,000 shares of the registrant’s preferred stock

CAUTIONARY NOTE REGARDING EXPLORATION STAGE STATUS

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

June 30, 2021

C O N T E N T S

CONSOLIDATED STATEMENT OF OPERATIONS

	Quarter Ended June 30,	Quarter Ended June 30,	9 months Ended June 30,	9 months Ended June 30,
	2021	2020	2021	2020
Net revenues	49,155	39,300	100,958	112,757
Other Income
Cost of sales	-803	-18,665	-10,382	-32,253
Gross profit	48,352	20,635	90,576	80,504

Operating expenses:
Research and development	-	-	-
General and administrative
General and administrative	262,781	105,303	442,979	310,449

Loss from operations	-214,429	-84,668	-352,403	-229,945

Other income (expense):
Interest income		-	-
Interest expense	-42,343	-43,404	-127,028	-112,153
Other income	-			659,265
Change in fair value of derivative liabilities	-	-328		59,099

Net loss from Operations	-256,772	-128,400	-479,431	376,266
Provision for income taxes	-		-	-
Net loss from Operations	-256,772	-128,400	-479,431	376,266
Less: Loss attributable to non-controlling interest	21,766	6,252	34,697	17,318
Gain/Loss from discontinued operations			-	-
Less net loss from discontinued operations			-	-
Net loss attributable to Holding Company	-235,006	-122,148	-444,734	393,584

Other Comprehensive Income/(Loss)
Foreign Exchange Adjustment	-26,219	-	44,284	-

Comprehensive loss	-261,225	-122,148	-400,450	393,584

Basic and diluted loss per common share	-0	-0	-0	0
Weighted average common shares outstanding
basic and diluted	240,677,271	233,177,226	240,677,271	240,677,271

INTERIM CONSOLIDATED BALANCE SHEETS

	June 30, 2021	September 30, 2020
ASSETS
Current assets:
Cash	19,055	1,448
Trade Debtors	-	1,241
Sundry Debtors	218	-
GST receivables	101,332	67,042
Inventory - Raw Materials	-	-
Total current assets	120,605	69,731

Property and equipment, net	-	-
Paradise Gardens	-	-
Shares in Aqua Mining	-	-
Other assets	-	-
Deposits Paid	-	-
Goodwill	-	-
Total assets	120,605	69,731

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	-	-
Accrued expenses	611,813	472,785
Wages payable	2,292	2,392
Convertible notes payable, net of discounts of $80,434 and $3,099, respectively	-	-
Loan from related party	2,844,100	2,770,739
Derivative liabilities	-	-
Deposits	-	-
Shares to be Issued - Five Arrows	-	-
Total current liabilities	3,458,205	3,245,916

Stockholders’ deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; 38,000,000 shares issued and outstanding	24,500	24,500
Common stock, $0.001 par value; 2,000,000,000 shares authorized; 687,087,104 Shares issued and outstanding	687,087	443,355
Additional paid-in capital	10,211,084	10,092,518
Accumulated Operating Deficit	-14,066,132	-13,577,116
Total stockholders’ deficit, including non-controlling interest	-3,143,461	-3,016,743
Non-Controlling interest	-194,139	-159,441
Total stockholders’ deficit	-3,337,600	-3,176,184
Total liabilities and stockholders’ deficit	120,605	69,731

CONSOLIDATED STATEMENT OF CASH FLOWS

	9 Months Ended June 30	9 Months Ended June 30
	2021	2020
Operating Activities:
Net loss/profit	-256,772	-230,162

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	-	2,695
Amortization of debt discount	-	-
Impairment of assets	159,051
Discontinued operations	-	-
Gain/Loss from discontinued operations	-
Change in fair value of derivative instruments	-	63,467
Stock based payments	-	-
Changes in operating assets and liabilities:	-
Prepaid expenses and other assets	-	-
Others asset GST Rec	-27,618	-
Wages payable		-
Accounts receivable		-15,929
Inventory Raw Materials	-	-
Accrued expenses	-6,000	62,500
Accrued interest	42,343	25,345
Deposits	-	-
Net cash used in operating activities	-88,996	-92,084

Investing Activities:
Goodwill on Consolidation	-	-
Investment in Angel Jade
Paradise Gardens	-	-
Purchase of property and equipment	-159,051	-3,195
Net cash used in investing activities	-159,051	-3,195
Financing Activities:
Proceeds from S1 Subscriptions	224,400	-
Repayment of loan from related party		-
Proceeds from related party loans, net of debt discounts		95,953
Net cash provided by financing activities	224,400	95,953
Effective of exchange rates on cash	-11,794	-228
Net change in cash	-23,647	674
Cash, beginning of year	54,496	2,223
Cash, end of year	19,055	2,669

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ DEFICIT

for the period SEPTEMBER 30, 2020, December 31, 2020, March 2021

(Unaudited)

	Common Stock		Preferred Stock		Paid In	Non- Controlling	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Income	Deficit
Balance at September 30, 2019	443,354,541	443,355	23,000,000	23,000	9,842,517	-122,996	-13,728,369	-	-3,542,493

101 Series C Preferred Shares issued for repayment of back salary at $0.001 per share	-	-	15,000	1,500	-	-	-	-	1,500
Exchange rate variation Write back accruals	-	-	-	-	250,001	-	-	-	250,001
Net loss	-	-	-	-	-	-36,445	-151,252	-	114,808

Balance at September 30, 2020	443,354,541	443,355	38,000,000	24,500	10,092,518	-159,441	-13,577,116	-	-3,176,184

Exchange rate variation	-	-	-	-	-	-	-6497	-	-6497
Net loss	-	-	-	-	-	-6,410	-106,592	-	-113,002

Balance at December 31, 2020	443,354,541	443,355	38,000,000	24,500	10,092,518	-165,852	-13,690,204	-	-3,295,683

93,732,563 Common shares were issued at 0.0015 per share	93,732,563	93,733			44,166				137,898

Exchange rate variation	-	-	-	-	-	-	-11,568	-	-11,568
Net loss	-	-	-	-	-	-6,521	-103,135	-	-109,656

Balance at March 31, 2020	537,087,104	537,087	38,000,000	24,500	10,136,684	-172,373	-13,804,907	-	-3,279,009

150,000,00 Common shares were issued at 0.0015 per share	150,000,000	150,000			74,400				224,400

Exchange rate variation	-	-	-	-	-	-	-26,219	-	-26,219
Net loss	-	-	-	-	-	-21,766	-235,006	-	-256,772

Balance at June 30, 2020	687,087,104	687,087	38,000,000	24,500	10,211,084	-194,139	-14,066,132	-	-3,337,600

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As at June 30, 2021, the Company has an accumulated deficit of $14,066,132 and $13,577,116 as of September 30, 2020 and has not earned sufficient revenues to cover operating costs since inception and has a working capital deficit. The Company intends to fund its mining exploration through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year.

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

Research and Development

Research and development costs are recognized as an expense in the period in which they are incurred. The Company incurred no research and development costs for the quarter ended June 30, 2021.

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

NOTE 4 – PROPERTY AND EQUIPMENT

	June 30, 2021	September 30, 2020

Plant Equipment	159,051	113,515
Motor Vehicle	-	111,585
	159,051	225,100
Less Accumulated Depreciation	-	-97,280
Less Provision for Impairment	-159,051	-127820
—	$0	$0

NOTE 5 – LOAN FROM RELATED PARTY

Convertible Notes Issued to the President and Director of Kibush Capital Corporation:

	June 30, 2021
	Note face amount	Debt Discount	Net Amount of note

Loan from related party	$2,844,100	$0	$2,844,100

Total	$2,844,100	$0	$2,844,100

	September 30, 2020
	Note face amount	Debt Discount	Net Amount of note

Loan from related party	$2,770,739	$0	$2,770,739

Total	$2,770,739	$0	$2,770,739

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

As at June 30 ,2021 the Related Party Loans of $2,844,100 comprises Consolidation Note $1,358,692 and an unsecured loan of $1,485,408.27

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

On April 12, 2021 Company Issued a total of 50,000,000 shares of common stock upon the requests from convertible note holders to convert principal totaling $75,000 into the Company’s common stock based on the terms set forth in the loans. The conversion rate was 0.0015.

On May 18, 2021 Company Issued a total of 50,000,000 shares of common stock upon the requests from convertible note holders to convert principal totaling $75,000 into the Company’s common stock based on the terms set forth in the loans. The conversion rate was 0.0015.

On July 15, 2021 Company Issued a total of 50,000,000 shares of common stock upon the requests from convertible note holders to convert principal totaling $75,000 into the Company’s common stock based on the terms set forth in the loans. The conversion rate was 0.0015.

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

NOTE 7 – INCOME TAXES

The provision/(benefit) for income taxes for the 3 months ended June 30, 2021 and the year ended September 30, 2020 was as follows (assuming a 15% effective tax rate).

	3 months ended June 30,	Year ending September 30,
	2021	2020
Current Tax Provision
Federal-
Taxable Income	-	-
Total current tax provisions	-	-
	-	-
Deferred Tax Provision
Federal-
Loss carry forwards	-	-
Change in valuation allowance	-	-
Total deferred tax provisions	-	-

As of September 30, 2020, the Company had approximately $13,577,116 in tax loss carry forwards that can be utilized future periods to reduce taxable income, and the carry forward incurred for the year ended September 30, 2020 will expire by the year 2035.

As of June 30, 2021, the Company had approximately $14,066,132 in tax loss carry forwards that can be utilized future periods to reduce taxable income, and the carry forward incurred for the year ended September 30, 2021 will expire by the year 2036.

The Company did not identify any material uncertain tax positions. The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Corporation are subject to examination by the IRS, generally for three years after they are filed.

NOTE 8 – RELATED PARTY TRANSACTIONS

Details of transactions between the Corporation and related parties are disclosed below.

The following transactions were carried out with related parties:

	June 30, 2021	September 30, 2020

Loan from related party	$2,844,100	$2,770,739

Total	$2,844,100	$2,770,739

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

Results of Operations

Three Months Ended June 30 , 2021, Compared to Three Months Ended June 30, 2020

During the three months ended June 30, 2021, we recognized $49,155 in revenue. We recognized $39,300 revenue during the three months ended June 30, 2020. The increase in revenue is attributable to the success of our timber operations and mineral exploration activities.

We had a net loss for the three months ended June 30, 2021, of $248,744 and a net profit of $122,148 for the three months ended June 30, 2020.

Liquidity and Capital Resources

As of June 30, 2021, the Company had $19,055 cash or cash equivalents on hand. However, as of that date, we had total current assets of $120,605 and total current liabilities of $3,458,205 resulting in a working capital deficit of $3,337,600. As of June 30 ,2020, the Company had total current assets of $204,976 and total current liabilities of $3,157,688 resulting in a working capital deficit of $2,952,712. The increase in working capital deficit arose mainly due to increase in loans owing to related parties, who provided advances to the Company for working capital purposes. The Company intends to fund its exploration through the revenues from the logging activities and the sale of its equity securities. However, there can be no assurance that the Company will be successful doing so. We currently have no agreements, arrangements, or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

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

We had no Off-Balance Sheet arrangements during the quarter ended June 30, 2021.

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

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2021, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 24th of September 2021.

KIBUSH CAPITAL CORP.

BY:	/s/ WARREN SHEPPARD
Warren Sheppard
President, Chief Executive Officer, Chief Financial and Director

-21-