Form 10-Q/A
period 2021-03-31
Kibush Capital Corp
filed 2021-10-07
CIK 1614466

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

As of 17th September 2021, there were 737,087,103 shares of the registrant’s common stock outstanding and 38,000,000 shares of the registrant’s preferred stock

EXPLANATORY NOTE

This Amendment No. 1 (the “Amendment”) to the Quarterly Report on Form 10-Q of KIBUSH CAPITAL CORP (the “Company”) for the quarter ended March 31, 2021, originally filed with the Securities and Exchange Commission on September 23, 2021 (the “Original Form 10-Q”) is being filed to amend an error in statement.

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

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

March 31, 2021

C O N T E N T S

CONSOLIDATED STATEMENT OF OPERATIONS

	Quarter Ended March 31,	Quarter Ended March 31,	6 Months ended March 31	6 Months ended March 31
	2021	2020	2021	2020
Net revenues	24,091	34,181	75,383	73,457
Other Income
Cost of sales	(2,166)	(20,133)	(65,987)	(50,918)
Gross profit	21,925	14,048	9,396	22,539

Operating expenses:
Research and development	-	-	-
General and administrative
General and administrative	120,103	46,633	134,523	205,146

Loss from operations	(98,178)	(32,585)	(125,127)	(182,607)

Other income (expense):
Interest income		-	-
Interest expense	(41,877)	(43,404)	(84,685)	(68,749)
Other income	-	722,732		722,732
Change in fair value of derivative liabilities	-	58,771		(4,696)

Loss before provision for income taxes	(140,055)	705,514	(209,812)	466,680

Net loss	-140,055	705,514	-209,812	466,680

Less: Loss attributable to non-controlling interest	9,561	2,394	10,884	11,066

Net loss attributable to Holding Company	(130,494)	707,908	(198,928)	477,746

Other Comprehensive Income/(Loss)
Foreign Exchange Adjustment	-11,567	0	0	0

Comprehensive loss	(142,061)	707,908	(198,928)	477,746

Basic and diluted loss per common share	0.00	0.00	0.00	0.00
Weighted average common shares outstanding
basic and diluted	240,677,271	233,177,226	240,677,271	240,677,271

INTERIM CONSOLIDATED BALANCE SHEETS

	March 31,	September 30,
	2021	2020
ASSETS
Current assets:
Cash	54,497	1,448
Trade Debtors	-	1,241
Sundry Debtors	220	-
GST receivables	73,714	67,042
Inventory - Raw Materials	-	-
Total current assets	128,431	69,731

Property and equipment, net	-	-
Paradise Gardens	-	-
Shares in Aqua Mining	-	-
Other assets	-	-
Deposits Paid	-	-
Goodwill	-	-
Total assets	128,431	69,731

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	-	-
Accrued expenses	569,470	482,785
Wages payable	2,316	2,392
Loan from related party	2,866,053	2,770,739
Deposits	-	-
Total current liabilities	3,437,839	3,255,916

Stockholders’ deficit:
Preferred stock, $0.001 par value; 50,000,000 shares authorized; 38,000,000 issued and outstanding	24,500	24,500
Common stock, $0.001 par value; 2000,000,000 shares authorized 537,087,104 issued and outstanding	537,087	443,355
Additional paid-in capital	10,136,684	10,092,518
Accumulated Operating Deficit	-13,832,266	-13,577,116
Total stockholders’ deficit, including non-controlling interest	-3,133,995	-3,016,743
Non-Controlling interest	-175,413	-159,441
Total stockholders’ deficit	-3,309,408	-3,176,184
Total liabilities and stockholders’ deficit	128,431	69,731

CONSOLIDATED STATEMENT OF CASH FLOWS

	6 Months Ended March 31	6 Months Ended March 31,
	2021	2020
Operating Activities:
Net loss/profit	-140,055	477,678

Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	-	5,657
Amortization of debt discount	-	-
Impairment of assets	11,790
Discontinued operations	-	-
Gain/Loss from discontinued operations	-
Change in fair value of derivative instruments	-	-718,036
Stock based payments	-	-
Changes in operating assets and liabilities:	-
Prepaid expenses and other assets	-	-
Others asset GST Rec	-3,412	-
Wages payable		-
Accounts receivable
Inventory Raw Materials	-	-
Accrued expenses	6,000	68,500
Accrued interest	41,877	68,749
Deposits	-	-
Net cash used in operating activities	-83,800	-97,452

Investing Activities:
Goodwill on Consolidation	-	-
Investment in Angel Jade
Paradise Gardens	-	-
Purchase of property and equipment	-11,790	-10,529
Net cash used in investing activities	-11,790	-10,529
Financing Activities:
Proceeds from S1 Subscriptions	137,898	-
Repayment of loan from related party		-
Proceeds from related party loans, net of debt discounts	10,405	124,009
Net cash provided by financing activities	148,303	124,009
Effective of exchange rates on cash	-10	-13,998
Net change in cash	52,713	16,028
Cash, beginning of year	1,794	2,223
Cash, end of year	54,497	4,253

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 6th of October 2021.

KIBUSH CAPITAL CORP.

BY:	/s/ WARREN SHEPPARD
Warren Sheppard
President, Chief Executive Officer, Chief Financial and Director

-21-