Form 10-Q/A
period 2021-06-30
Kibush Capital Corp
filed 2021-10-07
CIK 1614466

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

(Unaudited)

	Common Stock		Preferred Stock		Paid In	Non- Controlling	Accumulated	Accumulated Other Comprehensive	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Interest	Deficit	Income	Deficit
Balance at September 30, 2019	443,354,541	443,355	23,000,000	23,000	9,842,517	-122,996	-13,728,369	-	-3,542,493

101 Series C Preferred Shares issued for repayment of back salary at $0.001 per share	-	-	15,000	1,500	-	-	-	-	1,500
Exchange rate variation Write back accruals	-	-	-	-	250,001	-	-	-	250,001
Net loss	-	-	-	-	-	-36,445	-151,252	-	114,808

Balance at September 30, 2020	443,354,541	443,355	38,000,000	24,500	10,092,518	-159,441	-13,577,116	-	-3,176,184

Exchange rate variation	-	-	-	-	-	-	-6497	-	-6497
Net loss	-	-	-	-	-	-6,410	-106,592	-	-113,002

Balance at December 31, 2020	443,354,541	443,355	38,000,000	24,500	10,092,518	-165,852	-13,690,204	-	-3,295,683

93,732,563 Common shares were issued at 0.0015 per share	93,732,563	93,733			44,166				137,898

Exchange rate variation	-	-	-	-	-	-	-11,568	-	-11,568
Net loss	-	-	-	-	-	-6,521	-103,135	-	-109,656

Balance at March 31, 2020	537,087,104	537,087	38,000,000	24,500	10,136,684	-172,373	-13,804,907	-	-3,279,009

15,000,000 Common shares were issued at 0.0015 per share	150,000,000	150,000			74,400				224,400

Exchange rate variation	-	-	-	-	-	-	-26,219	-	-26,219
Net loss	-	-	-	-	-	-21,766	-235,006	-	-256,772

Balance at June 30, 2020	687,087,104	687,087	38,000,000	24,500	10,211,084	-194,139	-14,066,132	-	-3,337,600

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

We had a net loss for the three months ended June 30, 2021, of $256,772 and a net profit of $122,148 for the three months ended June 30, 2020.

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

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES.

None.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.	MINE SAFETY DISCLOSURES.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following documents are included herein:

Exhibit		Incorporated by reference			Filed
Number	Document Description	Form	Date	Number	herewith
3.1	Articles of Incorporation	10/A	08/05/15	3.1

3.2	Certificate of Amendment dated 2/4/2005	10/A	08/05/15	3.2

3.3	Articles of Merger	10/A	08/05/15	3.3

3.4	Certificate of Amendment dated 8/22/2013	10/A	08/05/15	3.4

3.5	Amended and Restated Articles dated 7/7/2010	10/A	08/05/15	3.5

3.6	Certificate of Amendment dated 8/22/2013	10/A	08/05/15	3.6

3.7	By-laws	10/A	08/05/15	3.7

4.1	Certificate of Designation dated 4/19/2011	10/A	08/05/15	4.1

21	List of Subsidiaries	10/A	08/05/15	21

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 for the Chief Executive Officer				X

101.INS	Inline XBRL Instance Document				X

101.DEF	Inline XBRL Taxonomy Extension – Definitions				X

101.LAB	Inline XBRL Taxonomy Extension – Labels				X

101.PRE	Inline XBRL Taxonomy Extension – Presentation				X

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the Registrant and in the capacities on this 6th of October 2021.

KIBUSH CAPITAL CORP.

BY:	/s/ WARREN SHEPPARD
Warren Sheppard
President, Chief Executive Officer, Chief Financial and Director

-21-